Form 10QSB/A
period 1998-03-31
HAVANA REPUBLIC INC/FL
filed 1998-05-20
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    OF 1934

For the quarterly period ended March 31, 1998.

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

Commission file number: 333-40799

                           THE HAVANA REPUBLIC., INC.
             (Exact name of registrant as specified in this charter)

          FLORIDA                                               84-1346897
(State or other jurisdiction                                  (IRS Employer
    of incorporation)                                       Identification No.)

                           360 WESTON ROAD, WESTON, FL
                           33326 (Address of principal
                               executive offices)

Registrant's telephone number, including area code: (954) 384 6333

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

         As of March 31, 1998, there were 10,028,485 shares of the Issuer=s Common Stock, no par value, outstanding.


                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           ASSETS

                                                                      JUNE 30, 1997    MARCH 31, 1998
                                                                      --------------   ---------------
                                                                                         (UNAUDITED)
 CURRENT ASSETS:
     Cash and Cash Equivalents                                            $219,294        871,642
     Accounts Receivable                                                     1,668          6,999
     Inventory                                                             477,854        774,455
     Other Current Assets                                                        -          2,500
     Deposits on Inventory Purchases                                       300,000        616,700
                                                                        ----------      ---------
             Total Current Assets                                          998,816      2,272,296
                                                                        ----------      ---------
 PROPERTY AND EQUIPMENT, at Cost
     (Net of Accumulated Depreciation and Amortization of $13,907 and
         $63,907 at June 30, 1997 and March 31, 1998, respectively)        204,811        394,182
                                                                        ----------      ---------
 OTHER ASSETS:
     Intangible Assets (Net of Accumulated Amortization of $1,598 and
         $3,195 at June 30, 1997 and March 31, 1998, respectively)          10,058          8,611
     Deposits                                                               25,253          4,933
     Deposits on Inventory Purchases                                       141,700              -
     Investment in 50% Owned Factory                                        50,000         50,000
                                                                        ----------      ---------
             Total Other Assets                                            227,011         63,544
                                                                        ----------      ---------
             Total Assets                                               $1,430,638     $2,730,022
                                                                        ==========     ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                      $97,797       $111,988
     Accrued Expenses                                                       41,441         52,652
     Due to Related Party                                                      750              -
     Deferred Membership Revenue                                            19,142          4,784
     Note Payable                                                          400,000        190,653
                                                                        ----------      ---------
             Total Current Liabilities                                     559,130        360,077
                                                                        ----------      ---------
 COMMITMENTS
 SHAREHOLDERS' EQUITY:
     Common Stock, No Par Value, Authorized 50,000,000 Shares;
         Issued and Outstanding 9,121,000 and 10,028,485 Shares at
         June 30, 1997 and March 31, 1998, respectively)                 1,138,070      2,201,339
     Preferred Stock, No Par Value, Non-Voting, Authorized 5,000,000
          Shares; Convertible Preferred Stock - Series A, Authorized
          2,500 Shares:                                                          -              -
              Issued and Outstanding 2,100 Shares at March 31, 1998
            (Aggregate Liquidation Preference of $2,835,000 at
            March 31, 1998)                                                      -      2,583,450
     Subscriptions Receivable                                                    -       (855,299)
                                         Accumulated Deficit              (266,562)    (1,559,545)
                                                                        ----------      ---------
             Total Shareholders' Equity                                    871,508      2,369,945
                                                                        ----------      ---------
                  Total Liabilities and Shareholders' Equity            $1,430,638     $2,730,022
                                                                        ==========     ==========



                                    FOR THE THREE           FOR THE THREE            FOR THE NINE           FOR THE NINE
                                    MONTHS ENDED            MONTHS ENDED             MONTHS ENDED           MONTHS ENDED
                                      MARCH 31,               MARCH 31,                MARCH 31,              MARCH 31,
                                        1998                    1997                     1998                   1997
                                    -------------           -------------            ------------           ------------
                                     (UNAUDITED)                                      (UNAUDITED)

 SALES
     Retail Sales                        $125,104                $180,139                 $466,012               $180,139
     Memberships                            4,742                       -                   14,388                      -
                                       ----------               ---------                ---------              ---------
           Net Sales                      129,846                 180,139                  480,400                180,139
 COST OF SALES                             60,815                 111,332                  268,222                111,332
                                       ----------               ---------                ---------              ---------
 GROSS PROFIT                              69,031                  68,807                  212,178                 68,807
                                       ----------               ---------                ---------              ---------

 OPERATING EXPENSES:
     Store Expenses                        30,746                  73,250                  185,639                 73,250
     General and Administrative           141,827                  68,538                  430,634                131,357
     Depreciation and Amortization         20,531                   8,400                   51,597                  8,400
     Professional Fees                     33,958                   5,128                  131,199                 21,755
                                       ----------               ---------                ---------              ---------
           Total Operating Expenses       227,062                 155,316                  799,069                234,762
                                       ----------               ---------                ---------              ---------

 LOSS FROM OPERATIONS                    (158,031)                (86,509)                (586,891)              (165,955)
                                       ----------               ---------                ---------              ---------
 OTHER INCOME (EXPENSE):
     Interest Income                        3,259                   8,720                   13,339                  8,720
     Interest Expense                      (5,000)                 (9,161)                 (19,431)                (9,161)
                                       ----------               ---------                ---------              ---------
                                           (1,741)                   (441)                  (6,092)                  (441)
                                       ----------               ---------                ---------              ---------

 LOSS BEFORE PROVISION FOR INCOME TAXES  (159,772)                (86,950)                (592,983)              (166,396)
 PROVISION FOR INCOME TAXES                     -                       -                        -                      -
                                       ----------               ---------                ---------              ---------
 NET LOSS                               $(159,772)               $(86,950)               $(592,983)             $(166,396)
                                       ==========               =========                =========              =========

 NET LOSS PER COMMON SHARE                 $(0.09)                 $(0.09)                  $(0.13)                $(0.02)
                                       ==========               =========                =========              =========

 NUMBER OF WEIGHTED COMMON
     SHARES OUTSTANDING                10,028,485               8,974,000                9,582,718                 8,758,249
                                       ==========               =========                =========                 =========



                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                            PREFERRED STOCK                COMMON STOCK
                                      -----------------------------   -------------------------------     ACCUMULATED  SUBSCRIPTIONS
                                          SHARES        AMOUNT          SHARES           AMOUNT           DEFICIT       RECEIVABLE
                                      ------------- -------------   --------------  ---------------   ---------------  -------------

BALANCE -  March 10, 1996 (Date of
  inception)                               -        $         -                -      $        -        $        -               -


Shares issued in connection with
  initial capitalization                   -          5,500,000            1,000               -                 -          1,000

Shares issued in connection with
  private placement                        -          1,574,000                -               -                 -               -

Net loss for the period from inception
 (March 10, 1996) to June 30, 1996         -                  -                -               -              (500)              -
                                       -----          ---------        ---------       ---------         ----------   ------------

BALANCE -  June 30, 1996                   -                  -        7,074,000           1,000              (500)              -

Shares issued in connection with
  private placement                        -          1,900,000          950,000               -                 -         950,000


Issuance of common stock for services      -                  -          147,000         147,000           147,070               -

 Recognition of officers compensation on
          donated services                 -                  -                -          40,000                 -               -

Net loss for the year ended
  June 30, 1997                            -                  -                -               -          (266,062)              -
                                       -----          ---------        ---------       ---------         ----------   ------------

BALANCE -  June 30, 1997                   -                  -        9,121,000       1,138,070         (266,562)               -

Issuance of preferred stock series A   2,100          1,883,450                -               -                -                -

Shares issued in connection with
  private placement                        -             38,460           50,000               -                -           50,000

 Recognition of preferred stock
    dividend on beneficial conversion      -            700,000                -               -        (700,000)                -

Issuance of common stock for services                                    869,025       1,013,269               -          (855,299)

Net loss for the nine months ended
   March 31, 1998                          -                  -                -        (592,983)              -          (592,983)
                                       -----          ---------        ---------       ---------         ----------   ------------

BALANCE -  March 31, 1998 (Unaudited)  2,100                  -       $2,583,450               -      10,028,485                 -
                                          $-        $(1,559,545)             $-        $(855,299)             $-

      TOTAL
  ------------


   $         -









         (500)
    ---------

           500





       147,070


        40,000


     (266,062)
    ---------

       871,508

     1,883,450





             -

       157,970



    ---------

     $2,201,339
     $2,369,945


                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE NINE              FOR THE NINE
                                                                               MONTHS ENDED              MONTHS ENDED
                                                                                 MARCH 31,                 MARCH 31,
                                                                                   1998                      1997
                                                                               ------------              ------------
                                                                                (UNAUDITED)
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                        $(592,983)                $(166,396)
     Adjustments to Reconcile Net Loss to Net Cash Used in
         Operating Activities:

         Depreciation and Amortization                                                  51,597                     8,400
         Common Stock Issued in Exchange for Services                                  142,970                         -
         Recognition of Officers Compenation on Donated Services                             -                    33,000

         (Increase) Decrease in:

             Accounts Receivable                                                        (5,331)                   (5,700)
             Inventory                                                                (296,601)                 (408,185)
             Prepaid Expenses                                                           (2,500)                        -
             Deposits on Inventory Purchases                                          (175,000)                  (66,700)
             Deposits                                                                   20,320                   (24,903)

         Increase (Decrease) in:

             Accounts Payable                                                           14,191                    47,007
             Accrued Expenses                                                           26,211                     5,384
             Deferred Membership Revenue                                               (14,358)                        -
             Due to Related Party                                                         (750)                        -
                                                                                    -----------                ---------

 Net Cash (Used in) Provided by Operating Activities                                  (832,234)                 (578,093)
                                                                                    -----------                ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:

      Acquisition of Property and Equipment                                            (239,371)                 (71,282)
      Increase in Intangible Assets                                                        (150)                 (11,656)
      Investment in 50% Owned Factory                                                         -                  (50,000)
                                                                                    -----------                ---------

 Net Cash Used in Investing Activities                                                 (239,521)                (132,938)
                                                                                    -----------                ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from Issuance of Common Stock                                              50,000                  950,000
     Proceeds from Issuance of Preferred Stock Series A                               1,883,450                        -
     Repayment of Note Borrowings                                                      (209,347)                (250,000)
     Proceeds from Note Borrowings                                                            -                        -
                                                                                    -----------                ---------

 Net Cash Provided by Financing Activities                                            1,724,103                  700,000
                                                                                    -----------                ---------

 Net (Decrease) Increase in Cash                                                        652,348                  (11,031)

 Cash and Cash Equivalents - Beginning of Period                                        219,294                  250,500
                                                                                    -----------                ---------

 Cash and Cash Equivalents - End of Period                                             $871,642                 $239,469
                                                                                    ===========                =========

 SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:

         Cash Paid During the Year for Interest                                         $14,431                   $9,161
                                                                                    ===========                =========

 NONCASH INVESTING AND FINANCING ACTIVITIES:

   Issuance of Common Stock for Services                                                $15,000                       $-
                                                                                    ===========                =========
   Recognition of Preferred Stock Dividend on Beneficial Conversion                    $700,000                       $-
                                                                                    ===========                =========



                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE
                                                     PERIOD FROM      FOR THE THREE     FOR THE THREE
                                     FOR THE          INCEPTION        MONTHS ENDED      MONTHS ENDED
                                   YEAR ENDED      (MARCH 10, 1996)    SEPTEMBER 30,     SEPTEMBER 30,
                                 JUNE 30, 1997    TO JUNE 30, 1996        1997              1996
                                 -------------    ----------------    -------------     -------------
                                                                      (UNAUDITED)
              SALES
       Retail Sales                  $345,330                 $-           $157,604          $340,908               183,304
        Memberships                    11,808                  -              4,786             9,646                 4,860
                                   ----------            -------          ----------        ---------               -------
                                                                                                                          -
           Net Sales                  357,138                               162,390           350,554               188,164
                                                                                                                          -
      COST OF SALES                   164,667                  -             72,561           207,407               134,846
                                   ----------            -------          ----------        ---------               -------
                                                                                                                          -
       GROSS PROFIT                   192,471                  -             89,829           143,147                53,318
                                   ----------            -------          ----------        ---------               -------
                                                                                                                          -
 OPERATING EXPENSES:                                                                                                      -
     Store Expenses                   187,559                  -             59,681           110,893                51,212
     General and Administrative       148,061                500             81,978           332,807               250,829
     Depreciation and Amortization     15,505                  -             10,533            31,066                20,533
     Professional Fees                100,492                  -             16,756            97,241                80,485
                                   ----------            -------          ----------        ---------               -------
                                                                                                                          -
           Total Operating Expenses   451,617                500            168,948           572,007               403,059
                                   ----------            -------          ----------        ---------               -------
                                                                                                                          -
 LOSS FROM OPERATIONS                (259,146)              (500)           (79,119)         (428,860)             (349,741)
                                   ----------            -------          ----------        ---------               -------
                                                                                                                          -
 OTHER INCOME (EXPENSE):                                                                                                  -
     Interest Income                    9,467                  -              3,866            10,080                 6,214
     Interest Expense                 (16,383)                 -             (10,000)         (14,431)               (4,431)
                                   ----------            -------          ----------        ---------               -------
                                                                                                                          -
                                       (6,916)                 -              (6,134)          (4,351)                1,783
                                   ----------            -------          ----------        ---------               -------
                                                                                                                          -
 LOSS BEFORE PROVISION FOR INCOME:   (266,062)              (500)            (85,253)        (433,211)             (347,958)
                                                                                                                          -
 PROVISION FOR INCOME TAXES                 -                  -                   -                -                     -
                                   ----------            -------          ----------        ---------               -------

           NET LOSS                 $(266,062)             $(500)          $(85,253)        $(433,211)             (347,958)
                                   ==========                             =========         =========               =======



 NET LOSS PER COMMON SHARE             $(0.03)                $-              $(0.07)              $-
                                   ==========            =======          =========

 NUMBER OF WEIGHTED COMMON
     SHARES OUTSTANDING             8,835,586          2,968,554          9,139,812         8,333,783
                                   ==========          =========      =============




                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                 JUNE 30, 1997                 MARCH 31,
                                                                      1997                        1998
                                                             ----------------------      ----------------------
                                                                                              (Unaudited)
 CURRENT ASSETS:
     Cash and Cash Equivalents                                            $219,294                     871,642      $(652,348)
     Accounts Receivable                                                     1,668                       6,999        $(5,331)
     Inventory                                                             477,854                     774,455      $(296,601)
     Other Current Assets                                                        -                       2,500        $(2,500)
     Deposits on Inventory Purchases                                       300,000                     616,700      $(316,700)
                                                                                                   -----------
                                                             ----------------------------
                                                                                                                           $-
             Total Current Assets                                          998,816                   2,272,296     (1,273,480)
                                                                       -----------

 PROPERTY AND EQUIPMENT, at Cost
     (Net of Accumulated Depreciation and Amortization of $13,907 and
         $63,907 at June 30, 1997 and March 31, 1998, respectively)        204,811                     394,182      $(189,371)
                                                                       -----------

 OTHER ASSETS:
     Intangible Assets (Net of Accumulated Amortization of $1,598 and
         $3,195 at June 30, 1997 and March 31, 1998, respectively)          10,058                       8,611         $1,447
     Deposits                                                               25,253                       4,933        $20,320
     Deposits on Inventory Purchases                                       141,700                           -       $141,700
     Investment in 50% Owned Factory                                        50,000                      50,000             $-
                                                                       ----------
                                                                                                                           $-
             Total Other Assets                                           227,011                       63,544       $163,467
                                                                       ----------
                                                                                                                           $-
             Total Assets                                              $1,430,638                   $2,730,022     (1,299,384)
                                                                       ==========
                                                                                                                           $-
                                                                                                                           $-
 LIABILITIES AND SHAREHOLDERS' EQUITY                                                                                      $-
                                                                                                                           $-
CURRENT LIABILITIES:                                                                                                       $-
     Accounts Payable                                                     $97,797                    $111,988       $(14,191)
     Accrued Expenses                                                      41,441                      40,652            $789
     Due to Related Party                                                     750                           -            $750
     Deferred Membership Revenue                                           19,142                       4,784         $14,358
     Note Payable                                                         400,000                     190,653        $209,347
                                                                       ----------
                                                                                                                           $-
             Total Current Liabilities                                    559,130                     348,077        $211,053
                                                                       ----------

 COMMITMENTS
 SHAREHOLDERS' EQUITY:
     Common Stock, No Par Value, Authorized 50,000,000 Shares;
         Issued and Outstanding 9,121,000 and 9,159,460 Shares at                                                          $-
         June 30, 1997 and March 31, 1998, respectively)                1,138,070                   2,201,339      (1,063,269)
     Preferred Stock, No Par Value, Non-Voting, Authorized 5,000,000 Shares;
          Convertible Preferred Stock - Series A, Authorized 2,500 Shares:       -                          -              $-
              Issued and Outstanding 2,100 Shares at March 31, 1998                                                        $-
            (Aggregate Liquidation Preference of $2,835,000 at March 31, 1998)   -                  2,583,450     $(2,583,450)
     Subscriptions Receivable                                                    -                   (855,299)       $855,299
     Accumulated Deficit                                                  (266,562)                (1,559,545)     $1,292,983
                                                                       -----------
             Total Shareholders' Equity                                    871,508                  2,369,945
                                                                       -----------

             Total Liabilities and Shareholders' Equity                 $1,430,638                 $2,718,022
                                                                    ==============



                                                                 JUNE 30, 1997                 MARCH 31,
                                                                      1996                        1997
                                                             ----------------------      ----------------------
                                                                                              (UNAUDITED)
 CURRENT ASSETS:
     Cash and Cash Equivalents                                            $250,500          239,468                       $11,032
     Accounts Receivable                                                         -            5,700                       $(5,700)
     Inventory                                                                   -          408,185                     $(408,185)
     Other Current Assets                                                        -                -                            $-
     Deposits on Inventory Purchases                                             -                -                            $-
                                                                                                                               $-
             Total Current Assets                                          250,500          653,353                     $(402,853)

 PROPERTY AND EQUIPMENT, at Cost

     (Net of Accumulated Depreciation and Amortization of $13,907 and

         $63,907 at June 30, 1997 and March 31, 1998, respectively)              -           63,982                      $(63,982)


 OTHER ASSETS:

     Intangible Assets (Net of Accumulated Amortization of $1,598 and

         $3,195 at June 30, 1997 and March 31, 1998, respectively)               -           10,556                      $(10,556)
     Deposits                                                                    -           24,903                      $(24,903)
     Deposits on Inventory Purchases                                             -           66,700                      $(66,700)
     Investment in 50% Owned Factory                                             -           50,000                      $(50,000)

                                                                                                                               $-
             Total Other Assets                                                  -          152,159                     $(152,159)
                                                                                                                              $-
             Total Assets                                                 $250,500         $869,494                    $(618,994)
                                                                      ============
                                                                                                                              $-
                                                                                                                              $-
 LIABILITIES AND SHAREHOLDERS' EQUITY                                                                                         $-

                                                                                                                              $-
CURRENT LIABILITIES:                                                                                                          $-
     Accounts Payable                                                           $-          $47,007                     $(47,007)
     Accrued Expenses                                                            -            5,383                      $(5,383)
     Due to Related Party                                                        -                -                           $-
     Deferred Membership Revenue                                                 -                -                           $-
     Note Payable                                                          250,000                -                     $250,000
                                                                       -----------
                                                                                                                              $-
             Total Current Liabilities                                     250,000           52,390                     $197,610
                                                                       -----------

 COMMITMENTS

 SHAREHOLDERS' EQUITY:

     Common Stock, No Par Value, Authorized 50,000,000 Shares;

         Issued and Outstanding 9,121,000 and 9,159,460 Shares at                                                             $-
         June 30, 1997 and March 31, 1998, respectively)                     1,000          951,000                    $(950,000)
     Preferred Stock, No Par Value, Non-Voting, Authorized 5,000,000 Shares;

          Convertible Preferred Stock - Series A, Authorized 2,500 Shares:       -                           -                $-
              Issued and Outstanding 2,100 Shares at March 31, 1998                                                           $-
            (Aggregate Liquidation Preference of $2,835,000 at March 31, 1998)   -          -                                 $-
     Subscriptions Receivable                                                    -          -                                 $-
     Accumulated Deficit                                                      (500)                   (133,896)         $133,396


             Total Shareholders' Equity                                        500                       817,104


             Total Liabilities and Shareholders' Equity                   $250,500                      $869,494

                        HAVANA REPUBLIC AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and cash flows for the nine months ended March 31, 1998 and 1997. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 1997 included in its report filed on Form SB-2/A, file no. 333-40799, which became effective. The results of operations for the nine and three months ended March 31, 1998 are not necessarily indicative of operating results for the full year.


NOTE 1 - LOSS PER SHARE

Loss per share for the nine months ended March 31, 1998 and 1997 is based upon the weighted average number of shares of common stock outstanding during the period. For the nine months ended March 31, 1998, net loss has been adjusted for dividends on the convertible preferred stock.

NOTE 2 - STOCKHOLDERS' EQUITY

COMMON STOCK

In August 1997, the Company sold 38,460 shares at $1.30 per share pursuant to an offering in accordance with Rule 504 of Regulation D pursuant to Securities Act of 1933.

On November 13, 1997, the Company issued 600,000 shares valued at $702,000 for general contracting services to be rendered, and on November 20, 1997, issued 134,025 shares valued at $153,299 for future millwork and investments. These amounts have been recorded as a stock subscription which is accounted for as a reduction from equity and applied to the appropriate asset when such costs are incurred.

The Company issued 99,000 shares on November 13, 1997 valued at $115,830 for public relations services. This value was charged to operations during the period. On that date, 36,000 shares valued at $42,120 were primarily issued for accrued legal costs.

All of the aforementioned issuances were valued at the fair market value (the quoted market price).

On November 7, 1997, the Board of Directors adopted a Stock Option Plan (the "Plan"). This Plan provides for the grant of Incentive Stock Options and Non-qualified Stock Options to employees selected by the Board of Directors or Compensation Committee. The Plan also sets forth applicable rules and regulations for Stock Options granted to non-employee directors. To date, 135,000 options each have been granted to the Company's two chief operating officers at the market price on the date of grant. The Plan is subject to stockholder approval and will be submitted to the stockholders at the Company's annual meeting in 1998.

On April 2, 1998, the Board of Directors resolved to issue to each of Stephen Schatzman and Alex Gimelstein stock options to purchase up to 500,000 shares of the Company's common stock at a price of $.30 per share, the quoted market price at that date.

                        HAVANA REPUBLIC AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998

NOTE 2 - STOCKHOLDERS' EQUITY (CONTINUED)

In consideration of the Company's attorney accepting a reduced fee, the Board of Directors shall issue Mr. Littman 150,000 shares of common stock. The value of the consideration, $45,000 based on the quoted market value, will be amortized over a twelve month period beginning April 1998.

PREFERRED STOCK

The Company's articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock. The Company's Board of Directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series.

On August 1, 1997, the Board of Directors of the Company created a series of preferred stock consisting of 2,500 shares and designated it as the Series A Convertible Preferred Stock - no par value. The Series A Preferred Stock is convertible, at the holders option, into that number of shares of common stock equal to $1,000 divided by the lower of (i) seventy percent (70%) of the average market price of the common stock for the five trading days immediately prior to the conversion date or (ii) $1.46, increased proportionally for any reverse stock splits and decreased proportionally for any forward stock split of stock dividend. The holders of Series A Preferred Stock have no voting rights, the shares are redeemable at a price of $1,350 per share upon notice of conversion, and have a liquidation preference of $1,350 per share. As of December 31, 1997, the Company has issued 2,100 shares of the Series A Convertible Preferred Stock for a net amount of $1,883,950. For the unaudited six months ended December 31, 1997, the Company recognized a preferred stock dividend amounting to $700,000 calculated as the difference between the conversion price ($1.47 per share) and the fair value of the common stock into which the shares are convertible, multiplied by the number of common shares into which the preferred stock is convertible. Certain holders of the Series A Convertible Preferred Stock were issued (i) an option to purchase an aggregate of 200,000 shares of common stock for two years at an exercise price of $1.92 per common share and (ii) an option to purchase an aggregate of 200,000 shares of common stock for two years at an exercise price of $2.88 per common share.

On April 2, 1998, the Board of Directors approved 50,000 shares of Series B Preferred Stock, market value. The Series B Preferred Stock does not pay dividends, is not redeemable or convertible and has a liquidating preference of $.50 per share. Each share of Series B Preferred stock entitles the shareholder to 400 votes.

In consideration of Stephen Schatzman forgiving $12,500 due him in back salary, the Board of Directors resolved to issue Stephen Schatzman 25,000 shares of Series B Preferred Stock.

In consideration of Alex Gimelstein forgiving $12,500 due him in back salary, the Board of Directors resolved to issue Alex Gimelstein 25,000 shares of Series B Preferred Stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                        THREE MONTHS ENDED MARCH 31, 1998
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Sales for the three months ended March 31, 1998 were $125,104, a decrease of 30.6% as compared to sales for the three months ended March 31, 1997 which were $180,139. This decrease is due to increased competition in the premium cigar market.

Cost of sales was $60,815 or 48.6% of sales for the three months ended March 31, 1998 as compared to $111,332 or 61.8% of sales for the three months ended March 31, 1997. This decrease as a percentage of sales was primarily a result of decreased costs at the Company's foreign operations and a decrease in cigar costs in relation to the sales value.

Gross profit was $69,031 or 53.2% of sales for the three months ended March 31, 1998 as compared to gross profit of $68,807 or 38.2% of sales for the three months ended March 31, 1997.

Store expenses, which include marketing and advertising expenses, rent and salary costs, were $30,746 or 23.7% of sales for the three months ended March 31, 1998 as compared to $73,250 or 40.6% of sales for the three months ended March 31, 1997. The percentage decrease in store expenses is primarily attributed to the fact that the Company opened its first store during January 1997 and incurred additional set-up and other expenses during the three-month period ended March 31, 1997.

General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $141,827 or 109.2% of sales for the three months ended March 31, 1998 as compared to $68,538 or 38% of sales for the three months ended March 31, 1997. The increase is primarily attributable to increases in salaries and wages, travel, telephone expense and insurance.

The Company incurred interest expense for the three months ended March 31, 1998 of $5,000 as compared to interest expense of $9,161 for the three months ended March 31, 1997.

                        NINE MONTHS ENDED MARCH 31, 1998
                  COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

Sales for the nine months ended March 31, 1998 were $480,400, an increase of $300,261 or 166.7% as compared to sales of $180,139 for the nine months ended March 31, 1997. This is due to the fact that the Company's first store was only open for the last three months of the period ended March 31, 1997.

Cost of sales was $268,222 or 57.6% of sales for the nine months ended March 31, 1998 as compared to $111,332 or 61.8% of sales for the nine months ended March 31, 1997. This increase as a percentage of sales was primarily a result of the discounting of some cigar products, and the general decline of premium cigar sales.

Gross profit was $212,178 or 44.2% of sales for the nine months ended March 31, 1998 as compared to a gross profit or $68,807 of 38.2% of sales for the nine months ended March 31, 1997. The increase in gross profit reflects the decrease in cost of sales as described above.




Store expenses, which include marketing and advertising expenses, salaries and expenses related to the retail operations, were $185,639 or 38.6% of sales for the nine months ended March 31, 1998 as compared to $73,250 or 40.7% of sales for the nine months ended March 31, 1997. The decrease in selling expenses reflects the decrease in expenses associated with the start up of the Company's first retail store.

General and administrative expenses, which include administrative salaries, travel and entertainment, insurance and other expenses, were $430,634 or 89.6% of sales for the nine months ended March 31, 1998 as compared to $131,357 or 95.1% of sales for the nine months ended March 31, 1997. The increase is primarily attributable to increases in salaries and wages, travel, telephone expense and insurance.

As a result of the foregoing factors, the Company sustained losses of approximately $592,983 or ($.13) per share for the nine months ended March 31, 1998 as compared to a loss of approximately $166,396 or ($.02) per share for the nine-month period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had working capital of approximately $2,369,945. Since its inception, it has sustained losses of approximately $1,560,000. The Company's operations and growth has been funded by loans from third parties, the sale of common stock through March 31, 1998 with gross proceeds of approximately $1,000,000 and the issuance of Series A Convertible Preferred Stock which resulted in net proceeds to the Company of approximately $1,883,000 after expenses. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes.

In April of 1996, the Company entered into an agreement with Tabanica, the 50% owned factory, for future purchases of premium cigars and has paid $617,000. The Company anticipated receiving the premium cigars in monthly shipments of 50,000 commencing in January 1998. As of March 31, 1998, the Company has not received any of these cigars. The primary cause of the delay is due to obtaining the appropriate clearance for the design of the cigar band. This is being negotiated with a retailer with a similar logo. The market acceptance of these premium cigars will determine whether and to what extent the Company's financial resources will be committed to the distribution of its brand name cigars.

The Company also anticipates opening two additional emporiums within the next 12 months. The first, in Fort Lauderdale, Florida, is scheduled to open in April 1998 and the second, in South Miami, Florida, is expected to open in late 1998. Leasehold improvements in both emporiums are expected to cost approximately $600,000.

The Company has no other material commitments for capital expenditures. The Company believes that it has sufficient liquidity to meet all of its cash requirements for the next 12 months and that subsequent store and distribution sales would provide sufficient cash flows to meet their operating needs. The Company believes, however, that additional funding will be necessary to expand into markets outside of South Florida.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE HAVANA REPUBLIC, INC.

                                    By: STEVEN SCHATZMAN
                                        ---------------------------
                                        Steven Schatzman, President

Dated: May 11, 1998

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

27                 Financial Data Schedule