Form 10KSB
period 1998-06-30
HAVANA REPUBLIC INC/FL
filed 1998-10-16
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1998

Commission File Number: 333-40799

                            THE HAVANA REPUBLIC, INC.
           (name of small business issuer as specified in its charter)

      Florida                                       84-1346897
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                       1360 WESTON ROAD, WESTON, FL 33326
              (Address and Zip Code of Principal Executive Offices)

Issuer's Telephone Number: (954) 384-6333

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, no par value.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $595,290.

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 30, 1997 was approximately $1,000,000. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

There were 18,101,066 shares of the registrant's common stock outstanding as of September 30, 1998.

PART I

Item 1. Description of Business

GENERAL

         The Havana Republic, Inc., a Florida corporation (the "Company") was formed on March 10, 1996. The Company is engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. The Company opened its first emporium in January 1997 in Weston, Florida and opened its second emporium in June 1998 in the Las Olas Riverfront in Fort Lauderdale, Florida. The Company expects to open its third emporium in January 1999 in downtown South Miami, Florida.

         The Company plans to distribute premium cigars purchased from Tabanica, S.A. ("Tabanica"), a Nicaraguan corporation of which it owns a 50% equity interest. Tabanica operates a factory located in Jalapa, Nicaragua The factory currently has the capacity to produce premium hand-rolled cigars at the rate of approximately 3 million cigars per year, which capacity can be further expanded.

         Premium cigars are generally defined according to three criteria: (i) the cigars are made completely by hand; (ii) the cigars consist of long-filler tobacco; and (iii) the cigars retail at a price range from $1 to more than $20 each. Hand-rolled cigars consist of three different categories of tobacco: (1) the filler is the tobacco in the cigar; (2) the binder is the leaf that binds the filler together; or (3) the wrapper is the tobacco leaf that wraps around the rolled tobacco and finishes the cigar. A premium cigar uses only long-filler tobacco, binders and wrappers that are composed solely of tobacco leaf. Long-filler tobacco consists of half tobacco leaves rolled up, whereas short-filler tobacco consists of smaller pieces of tobacco, including the portions of the long-filler tobacco which are cut and discarded in producing premium cigars. The quality of a premium cigar is based on the quality of the tobacco used for the filler, binder and wrapper. Cigars that are not premium cigars typically use short-filler, and may be wholly or partially manufactured by machine. The Company has developed and plans to market a full line of premium cigars, which will be sold under the brand name of Havana Republic. The Company currently sells over 100 brands from other manufacturers, at its emporiums.

THE MARKET

         The Company believes that there is an increasing market for cigars. Although sales in the United States are still much lower than they were in the 1970s and 1980s (due, in significant part, to a well-developed anti-smoking movement and smoking restrictions), sales in 1995 increased approximately 28% from 1994 to nearly 2.6 billion cigars, and increased again in 1996 to 4.5 billion cigars. It is estimated that cigar sales in the United States amount to more than $1 billion at the retail level. The Company believes, based on estimates from the Cigar Association of America, that the market for premium cigars is currently growing. The Company is seeking to take advantage of this trend; however, no assurance can be given that the trend will continue in the future or that the Company will benefit from any further growth in the premium cigar market.

THE EMPORIUMS

         The Company's first emporium is located in Weston, Florida. The emporium consists of an upscale retail cigar emporium and private club section covering a total of 2,000 square feet. The private club section is designed for leisurely smoking complemented by satellite television, coffee, expresso and soft drinks. Individual humidors (in excess of 100) are leased to patrons for storing their cigars. Sales of cigars amount to approximately 70% of total sales and sales of accessories, such as humidors, lighters, cigar cutters, etc., account for the balance. The club's decor is luxurious and upscale with generous utilization of mahogany and marble. A minimum of two to five employees are required on the premises. The cost of the furniture, fixtures and equipment required to open a single emporium/club is approximately $500,000. Initial inventory at an emporium costs approximately $300,000.

         The Company's second emporium was opened in June 1998 in the Las Olas Riverfront in Ft. Lauderdale, Florida and the Company expects to open its third emporium in downtown South Miami, Florida in January 1999. Thereafter, the Company intends to expand its retail operations through the opening of additional emporiums in South Florida and in other cities in the United States in which it believes there is a local market for premium cigars. Additional openings will be dependent upon the availability of financing. However, there can be no assurances that the Company will be able to successfully obtain locations or financing.

         The emporiums presently operate seven days a week.

THIRD-PARTY SUPPLIERS

         Havana Republic is presently able to purchase premium cigars directly from almost all manufacturers such as La Gloria Cubana, Padron, General Cigar, Consolidated, Fuentes and Dunhill, and is not dependent upon any one supplier for cigars. However, there are no assurances that any or all of the suppliers will continue to have available product. Since 1992, many name brand cigars have been on back order. The Company intends to continue to purchase directly from manufacturers in increasing quantities and supplement its inventory with cigars from the Tabanica factory.

COMPANY BRAND CIGARS

         In 1997, the Company entered into a contract with Tabanica, a cigar manufacturer in Nicaragua, for the purchase of 625,000 cigars. The purchase price for the cigars was $616,000, all of which has been paid. The Company owns a 50% equity interest in Tabanica. Tabanica will manufacture the cigars, and box them for the Company in Nicaragua and deliver the cigars, F.O.B Managua, Nicaragua for transport to the U.S. in lots of 50,000 cigars per month, commencing in January, 1998. The Company has yet to receive these shipments because of a pending dispute with the Banana Republic with respect to the use of the name of "Havana Republic" on its cigars. The Company is close to settling this dispute. Upon resolving this dispute, the Company intends to take delivery of the first shipment of cigars from Tabanica. The Company also has the right to purchase additional cigars at cost plus 50%. The Company must provide, at its own cost, all boxes, labels and binders. The Company intends to sell the cigars manufactured by Tabanica in its emporiums and to distributors for resale. The number of additional cigars that the Company will purchase from Tabanica and the extent of its further financial commitment will depend upon the market acceptance of these cigars during 1998.

         The Company's 50% interest in Tabanica, gives the Company the opportunity to purchase premium cigars at favorable prices and maintain consistency in their blend and quality. Tabanica's factory consists of two buildings of approximately 27,000 square feet. Tabanica leases approximately 170 acres within five miles of the factory. Tabanica employs sixty people engaged primarily in the manufacturing process which takes place in one of the two factory buildings. Tabanica's other shareholder is Merardo Padron, its president, who is in charge of its day to day operations. The manufacturing capacity of the factory is presently 3 million cigars per year, which can be expanded through the utilization of the factory's second building and the hiring of additional employees.

         The manufacturing process for premium cigars includes the selection, purchase and aging of the tobacco and the hand rolling of the cigars. The tobacco will be selected by Tabanica upon consultation with the Company based upon its flavor and quality. The availability and quality of tobacco varies from season to season as a result of such factors as weather conditions and the demand for the tobacco. As a result of the difference in taste between different lots, the Company will be required to continuously reformulate the tobaccos in its premium cigars in order to maintain a consistent taste.

         The particular tobacco blend for each of the Company's cigars is formulated from different tobaccos. The Company's premium cigars will use long-filler tobacco primarily from Nicaragua. The Company will also obtain tobacco from the Dominican Republic, Indonesia, Ecuador and Mexico, to be used as binders, fillers and as wrappers for the cigars.

COMPETITION

         Competition affecting the Company's emporiums comes from other retail tobacco and cigar stores, liquor stores, convenience stores and mail order. In South Florida, the largest retailer of premium cigars is Mikes' Cigars in Bal Harbour . Many other retailers also sell premium cigars and as competition has increased. Competition is based upon diversity of brands and price. The location of the Company's emporiums is also a major factor. Accordingly, the Company intends to locate its emporiums in high-profile, high traffic sites in populated areas.

         The Company believes that as a distributor of premium cigars it will compete with a smaller number of domestic and foreign companies that specialize in premium cigars and certain larger companies that maintain premium cigar lines, including Consolidated Cigar, General Cigar Corporation, Caribbean Cigar, Lane Ltd., and General Cigar Company. The market for premium cigars constitutes a small portion of the cigar market in general. The Company believes that smokers of premium cigars purchase cigars based on the perceived quality of the tobacco and the taste profile of the cigar.

GOVERNMENT REGULATION; TOBACCO INDUSTRY LITIGATION; TAXES

         The tobacco industry is subject to regulation by Federal, state and local governments, and the recent trend has been toward increased regulation. Such regulations include labeling requirements, limitations on advertising and prohibition of sales to minors, laws restricting smoking in public places including offices, office buildings, restaurants and other eating establishments. Due to health concerns, the cigar industry could become subject to increased regulation under Federal and state health and safety regulations. In addition, cigars have been subject to excise taxation at the Federal, state and local level, and such taxation may increase in the future. Tobacco products are especially likely to be subject to increases in excise taxation because of the detrimental effects of tobacco on the health of both smokers and others who inhale secondary smoke.

         Over the years, the federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) was increased. Currently, the federal tax is $33.25 per thousand cigars. The Company does not believe that the current level of excise taxes will have a material adverse effect on the Company's business, but there are no assurances that additional increases will not have a material adverse effect on the Company's business.

         Cigars and pipe tobacco are also subject to certain state and local taxes. Since 1964, the number of states that tax cigars has risen from six to forty-one. State excise taxes generally range from 2% to 75% of the wholesale purchase price.

         Cigar manufacturers, like other producers of tobacco products, are subject to regulation in the U.S. at the federal, state and local levels. Together with changing public attitudes toward smoking, a constant expansion of smoking regulations since the early 1970s has been a major cause for the decline in consumption. Moreover, the trend is toward increased regulation of the tobacco industry.

         In recent years, a variety of bills relating to tobacco issues have been introduced in the Congress of the United States, including bills that would have prohibited the advertising and promotion of all tobacco products and/or restricted or eliminated the deductibility of such advertising expenses; set a federal minimum age of 18 years for use of tobacco products; increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; modified federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; and shifted regulatory control of tobacco products and advertisements from the Federal Trade Commission to the U.S. Food and Drug Administration (the "FDA"). In addition, in recent years, there have been proposals to increase tobacco excise taxes. In some cases, hearings were held, but only one of these proposals was enacted, namely, that states, in order to receive full funding for federal substance abuse block grants, establish a minimum age of 18 years for the sale of tobacco products along with an appropriate enforcement program. The law requires that states report on their enforcement efforts. Future enactment of the other bills may have an adverse effect on the sales or operations of the Company.

         In addition, the majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Such places where the majority of states have prohibited smoking include: any public building designated as non-smoking; elevators; public transportation; educational facilities; health care facilities; restaurants and workplaces. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. In a few states, legislation has been introduced, but has not passed, which would require all little cigars sold in those states to be "fire-safe" little cigars, i.e., cigars which extinguish themselves if not continuously smoked. Passage of this type of legislation and any other related legislation could have a materially adverse effect on the Company's cigar business because of the technological difficulties in complying with such legislation. There is currently an effort by the federal Consumer Product Safety Commission to establish such standards for cigarettes. The enabling legislation, as originally proposed, included little cigars. However, little cigars were deleted due to the lack of information on fires caused by these products.

         Although federal law has required health warnings on cigarettes since 1965, there is no federal law requiring that cigars carry such warnings. However, California requires "clear and reasonable" warnings to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation. Although similar legislation has been introduced in other states, no action has been taken.

         During 1988, 26 manufacturers of tobacco products, including the largest mass-marketers of cigars, entered into a settlement of legal proceedings filed against them pursuant to Proposition 65. Under the terms of the settlement, the defendants agreed to label retail packages or containers of cigars, pipe tobaccos and other smoking tobaccos other than cigarettes manufactured or imported for sale in California with the following specified warning label: "This Product Contains/Produces Chemicals Known To The State of California To Cause Cancer, And Birth Defects or Other Reproductive Harm." Although the settlement of the Proposition 65 litigation by its terms only impacts California, it is not practical for national cigar manufacturers to confine their warning labels to cigars earmarked for sale in California. Consequently, since 1988, most cigars sold in the United States carry cancer warning labels.

         The U.S. Environmental Protection Agency (the "EPA") has recently published a report with respect to the respiratory health effects of passive smoking, which report concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health impact. In June 1993, Philip Morris and five other representatives of the tobacco manufacturing and distribution industries filed suit against the EPA seeking a declaration that the EPA does not have the statutory authority to regulate environmental tobacco smoke, and that, in view of the available scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's final risk assessment was arbitrary and capricious. This litigation is still pending.

         The FDA has proposed rules to regulate cigarettes and smokeless tobacco in order to protect minors. Although the FDA has defined cigarettes in such a way as to include little cigars, the ruling does not directly impact large cigars. However, once the FDA has successfully exerted authority over any one tobacco product, the practical impact would be felt by manufacturers of any tobacco product. If the FDA is successful, this may have long-term repercussions on the large cigar industry.

         The federal Occupational Safety and Health Administration (OSHA) has proposed an indoor air quality regulation covering the workplace that seeks to eliminate nonsmoker exposure to environmental tobacco smoke. Under the proposed regulation, smoking must be banned entirely from the workplace or restricted to designated areas of the workplace that meet certain criteria. The proposed regulation covers all indoor workplaces under OSHA jurisdiction, including, for example, private residences used as workplaces, hotels and motels, private offices, restaurants, bars and vehicles used as workplaces. The tobacco industry is challenging the proposed OSHA regulation on legal, scientific and practical grounds. It also contends that the proposed regulation ignores reasonable alternatives. There is no guaranty, however, that this challenge will be successful. Although the Company does not believe that the proposed OSHA regulation would have a material adverse effect on the cigar industry or the Company, there are no assurances that such regulation would not adversely impact the Company, particularly the "club" sections of the Company's emporiums.

EMPLOYEES

     The Company has five 5 full-time employees and seven part-time employees, none of which are parties to a collective bargaining agreement. The Company believes its relationship with its employees is good.

     Five full-time employees are engaged in management and administrative activities and the remaining seven full and part-time employees are engaged in sales and related activities.

Item 2. Description of Property

     The Company maintains its corporate offices at its emporium located in Weston, Florida pursuant to a lease covering approximately 2,000 square feet which expires in 2001. This lease is subject to two five year renewal options. The present annual rent exclusive of taxes, insurance and common area charges, is approximately $54,000. The Company's Ft. Lauderdale emporium consists of approximately 1,780 square feet and is subject to a lease expiring in 2004, with a five year renewal option. The annual rent, including pass-throughs, is approximately $91,000. The Company has recently entered into a 10-year lease for an emporium to be built in the Shops of Sunset in South Miami, covering 2,100 P square feet. The lease is not subject to any renewal options. The annual rent, including pass throughs, is approximately $117,000. The Company believes that additional space will be available at commercially reasonable rents. The Company's facilities, at this time, are adequate; however, expansion of the Company's business may require additional administrative offices.

Item 3. Legal Proceedings

     The Company is not involved in any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of the Company's fiscal year.

                                     PART II

Item 5. Market of Common Equity and Related Stockholder Matters

                        MARKET PRICE OF THE COMMON STOCK

     The Company's Common Stock has been traded in the over-the-counter market through the NASD OTC Electronic Bulletin Board under the symbol "HVAR" since March 14, 1997. The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter since March 1997, for the period indicated. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

QUARTER ENDED                           HIGH         LOW
-------------                           ----         ---

March 31, 1997                         $ 5.50            $2.0625
June 30, 1997                          $5.375            $3.00
September 30, 1997                     $ 3.25            $0.96
December 31, 1997                      $ 1.38            $0.20
March 31, 1998                         $ 0.75            $0.28
June 30, 1998                          $ 0.61            $0.1875
September 30, 1998                     $ 0.22            $0.09

         Records of the Company's stock transfer agent indicate that as of September 30, 1998 the Company had 108 record holders of its Common Stock.

         The Company has not paid any cash dividends to date, and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto. This report contains certain forward-looking information which involves risks and uncertainties. The actual could differ from the results anticipated herein.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997.

         Sales for the year ended June 30, 1998 ("1998") increased 66.6% to $595,290 from sales for the year ending June 30, 1997 ("1997") of $357,000. This increase is attributable solely to the fact that in 1997, the Company's only emporium was operational for only six months. On an annualized basis, the Company's sales decreased due to increased competition in the premium retail cigar market.

         Cost of sales in 1998 was $359,111 (61.7%) as compared to $164,667 (47.7%) in 1997. The increase as a percentage of sales was primarily due to discounting the sales price of some cigars and a general decline in the premium cigar market.

         Gross profit for 1988 was $236,179 which was equivalent to 39.7% of sales, as compared to $192,471, which was equivalent to 53.9% of sales in 1997.

         General and administrative expenses for 1998 were approximately $500,000 (83.9% of sales) as compared to approximately $148,000 (41.5% of sales) in 1997. The increase in primarily attributable to increases in salaries and wages, travel and entertainment, advertising and telephone expenses.

         Overall, in 1998, the Company sustained a loss of $757,502 or $0.04 per share as compared to a loss of $266,062, or $.03 per share for 1997.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996.

         The Company was founded in March 1996. The results of operations for the year ended June 30, 1997 are not readily comparable with the results of operations for the period from inception to ended June 30, 1996 because during this period, the Company did not have nay emporiums in operation.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had working capital of approximately $1,770,000. Since its inception, the Company has sustained losses of approximately $1,725,000. The Company's operations and growth has been funded by loans from third parties, the sale of common stock through December 1997 with gross proceeds of approximately $1,000,000 and the issuance of Series A Convertible Preferred Stock which resulted in net proceeds to the Company of approximately $1,883,000. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes.

         In April 1996, the Company entered into an agreement with Tabanica for future purchases of premium cigars and has paid Tabanica $617,000. The Company had anticipated receiving the premium cigars in monthly shipments of 50,000 commencing in January, 1998. As of June 30, 1998, no shipments had been received. The reason for the delay was the Company's dispute with the Banana Republic. The Company anticipates that this dispute will be resolved in the very near future and that shipments of cigars from Tabanica will commence shortly thereafter. The Company's future commitment of capital resources to the distribution of its brand name cigars will be largely dependant upon market acceptance of these cigars.

         On July 1, 1998, the Company opened its second emporium in the Las Olas Riverfront area in Ft. Lauderdale, Florida. The Company anticipates that it will open its third emporium at the Shops of Sunset Place in the central business district of South Miami, Florida in January 1999. Leasehold improvements for the Sunset Place emporium are expected to cost approximately $400,000.

         The Company has no other material commitments for capital expenditures. The Company believes that it has sufficient liquidity to meet all of its cash requirements for the next 12 months and that subsequent store and distribution sales will provide sufficient cash flows to meet their operating needs. The Company believes, however, that additional funding will be necessary to expand into markets outside of South Florida.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         From time to time, including herein, the Company may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

         For a further description of some of these factors that could cause actual results to differ materially from such forward-looking statements, see "Risk Factors" below.

                                  RISK FACTORS

LIMITED OPERATING HISTORY; OPERATING LOSSES

         The Company has a limited operating history upon which an evaluation of its performance and prospects can be made. The Company's prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new enterprise. The Company has never been profitable and the ability of the Company to operate profitability is dependent upon the opening and profitability of additional emporiums, and its ability to develop and distribute private label brand cigars. No assurance can be given that these goals can be attained and that the Company can become profitable.

ADDITIONAL FINANCING REQUIREMENTS OF THE COMPANY

         To open additional emporiums and to continue to develop its brand name cigars, the Company will require additional funding. No assurance can be given that additional funds will be available to open additional emporiums.

GOVERNMENT REGULATION

         The tobacco industry in general has been subject to regulation by Federal, state and local governments, and recent trends have been toward increased regulation. Such regulations include labeling requirements, limitations on advertising and prohibition of sales to minors, laws restricting smoking from both public places and in offices, office buildings and restaurants and other eating establishments. Certain states have required cigar vendors to label cigars with health warnings. In addition, cigars have been subject to excise taxation at the Federal, state and local level, and such taxation may increase in the future. Tobacco products are especially likely to be subject to increases in excise taxation because of the detrimental effects of tobacco on the health of both smokers and others who inhale secondary smoke. No assurance can be given that future regulations, tax policies or tobacco litigation will not have a material adverse affect upon the ability of cigar companies, including the Company, to generate revenue and profits.

TOBACCO INDUSTRY RISKS

         During the past decades the tobacco industry has been the subject of advertising and public service campaigns against smoking in general. Furthermore, most states and many individuals have brought lawsuits against tobacco and cigarette companies for damages resulting from cancer caused by smoking. Although the Company was organized in 1996 and all of its cigars have been sold after both the risks of smoking and the addictive nature of nicotine are generally known, no assurance can be given that the Company will not be adversely affected by such factors.

COMPETITION

         The tobacco industry very competitive and is generally dominated by a few companies which are well known to the public. In addition, the Company competes with certain domestic and foreign companies that specialize in premium cigars and certain larger companies that maintain premium cigar lines, including Consolidated Cigar Company, Davidoff, Lane Ltd., and General Cigar Company. Further, the Company's emporiums compete with other retail cigar stores in the South Florida area, as well as liquor stores, supermarkets and convenience stores. The Company's success depends upon the size and quality of its emporiums' inventory, the maintenance of such inventory, the size and quality of the inventory of cigar accessories, such as humidors, cigar cutters, cigar cases, lighters, ashtrays, etc., and the quality of its employees, particularly their knowledge of the inventory and attitude. No assurance can be given as to the ability of the Company to compete successfully in any market in which it conducts, or may conduct, operations. The Company's ability to compete as a distributor of its brand name cigars depends upon the efficiency and continued operation of its Nicaraguan factory, the quality of the cigars manufactured, advertising and marketing strategies, and price. No assurances can be given that the Company can successfully compete with major manufacturers and distributors.

LACK OF TRADE NAME PROTECTION

         The Company's name "Havana Republic" has been registered in the State of Florida . The

U.S. Patent and Trademark Office has approved the Company's application for the trademark "Havana Republic" for its products. This approval has been published and will become final if no opposition is filed within the objection time period. The Gap has filed for two extensions of this opposition time period. If the Company resolves the issues with the Gap, the approval will become final. If the issues are not resolved, the Gap will oppose the approval.

DEPENDENCE ON MANAGEMENT AND OTHERS

         The Company's business is largely dependent upon its president, Mr. Schatzman, and Mr. Gimelstein its vice president. The Company has five year employment agreements with Mr. Schatzman and Mr. Gimelstein terminating in 2002. The loss of the services of Mr. Schatzman or Mr. Gimelstein would have a material adverse effect upon the Company's business and prospects.

NICARAGUAN FACTORY AND DISTRIBUTION

         The Company purchased for $50,000 a 50% interest in Tabanica, a Nicaraguan corporation, which owns a manufacturing facility in Jalapa, Nicaragua. The Company has the right to purchase cigars from Tabanica at cost plus 50% through October 31, 2001. The Company believes that this arrangement will provide it with a continuous source of premium cigars and an ability to develop its own private label brand cigars. However, the operation of manufacturing facilities outside of the United States, especially in less developed countries such as Nicaragua, is subject to numerous risks, including political and currency instability, currency controls and exchange regulations, and import and export regulations, any of which could have a material adverse effect upon the Company's cigar supply. Therefore it is not possible to predict whether the Company's investment in and agreement with Tabanica will result in a stable and long-term supply of premium cigars.

LIMITED INSURANCE COVERAGE

         Although the Company carries general liability insurance with an aggregate limit of $2,000,000, it has no health hazard policy. There can be no assurance that the Company will not be subject to liability which is not covered by its general liability insurance, and such liability could have a material adverse effect upon its business.

Item 7. Financial Statements

         See the Financial Statements of the Company which are attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 9. Directors, Executive Officers, Promoters, Control Persons; Compliance with Section 16(a) of the Exchange Act

         The present members of the Board of Directors, all executive officers, their ages and positions with the Company are set forth below:

NAMES                              AGE               POSITION
-----                              ---               --------
Stephen Schatzman                  46        President, Secretary and Director
Alex Gimelstein                    46        Vice President, Treasurer and
                                               Director

     Stephen Schatzman has been President, Secretary and Director of the Company since inception. From 1972 to 1990, he was the General Manager of Superior Stores, a six-store chain of 30,000 square foot, high volume discount drug stores. From 1990 to 1996, he was President of Villa Deli, a 160-seat restaurant on Miami Beach. Mr. Schatzman devotes his full time to the Company. He is responsible for purchasing for all locations, inventory, warehousing, and developing and implementing merchandising and other Company policies, and for all day to day operations.

     Alex Gimelstein has been Vice President, Treasurer and Director of the Company since inception. He is also Vice President of Zelick's Tobacco Corp. on Miami Beach for over 25 years. Zelick's is a retail and wholesale tobacco and sundries operation owned by Mr. Gimelstein's family. Mr. Gimelstein has also had extensive experience in the tobacco industry, having owned and operated several cigar factories in foreign countries. Mr. Gimelstein devotes approximately half of his working time to the Company. He is responsible for the procurement of cigars, the development of a distribution network and the Company's relationship with Tabanica.

     The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified. The directors of the Company are elected at the annual meeting of the stockholders. The By-laws provide for a Board of Directors to be comprised of between two and seven persons.

     The Company's Certificate of Incorporation and Bylaws provide for the indemnification of, and advancement of expenses to, directors and officers of the Company. The Company has also entered into agreements to provide indemnification for its directors and executive officers.

     In May 1997, the Company entered into employment agreements with Stephen Schatzman, the President and Secretary of the Company and Alex Gimelstein, the Vice President and Treasurer of the Company. The terms of the two employment agreements, except for the position held with the Company, are identical. The agreements, which expire on December 31, 2001, provide for initial annual base salaries of $80,000 with additional increases, bonuses and compensation to be decided by the Board of Directors. The employment agreements also provide that, upon mutual agreement between the Company and the employee, all or any part of the salary due the employee may be deferred for an indefinite period of the time and/or paid in shares of the Common Stock of the Company.

Director Compensation

     The Company does not provide additional compensation for employee directors. In the event non-employees are appointed as directors, compensation may be paid on an annual or per meeting basis to be determined.

ITEM 10. Executive Compensation

         The following table shows, for the two year period ended June 30, 1998, the cash and other compensation paid to each of the executive officers of the Company.

                             ANNUAL COMPENSATION
NAME AND                     -------------------      OTHER          AWARDS        OTHER
POSITION HELD               YEAR   SALARY   BONUS   COMPENSATION    RESTRICTED   STOCK AWARDS
-------------               ----   ------   -----   ------------    ----------   ------------

Steven Schatzman            1998  $80,000    -0-         -0-         500,000(1)       -0-
President, Secretary

Alex Gimelstein             1998  $80,000    -0-         -0-         500,000(1)       -0-
Vice President,
Treasurer

---------------------

(1) On October8, 1998, the Company granted Mr. Schatzman and Alex Gimelstein each the option to purchase up to 500,000 shares of the Company's restricted common stock at the then market price of $0.07 per share. As of this date, no options have been exercised.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information relating to the beneficial ownership of Company Common Stock as of October 1, 1998 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (ii) each of the Company's directors, and (iii) all of the Company's directors and executive officers as a group.

                                              SHARES OF            PERCENTAGE
NAME                                        COMMON STOCK            OWNED
----                                        ------------          ----------

Stephen Schatzman                          2,835,500(1)(2)           15.66%
  2101 N.E. 212th Street
  Miami, Florida 33179

Alex Gimelstein                            2,835,500(1)(3)           15.66%
  21160 N.E. 22nd Court
  Miami, Florida 33179

All Directors and Executive Officers
  as a Group (2 persons)                   5,671,000                 31.32%

----------

(1) Does not include 25,000 shares of the Company's Series B Preferred Stock each owned by Messrs. Schatzman and Gimelstein. Each share of Series B Preferred Stock is entitled to 400 votes per share.

(2) Includes 200,000 shares of Common Stock held by Mr. Schatzman as custodian for his minor children, as to which shares he disclaims any beneficial interest; includes options to purchase 135,000 shares.

(3) Includes 100,000 shares of Common Stock held by Mr. Gimelstein's adult son and 150,000 shares of Common Stock held by Mr. Gimelstein as custodian for his three minor children, as to all of which shares Mr. Gimelstein disclaims any beneficial interest; includes options to purchase 135,000 shares.


Item 12. Certain Relationships and Related Transactions

         Not Applicable.

Item 13.  Exhibits and Reports on Form 8-K.

     2.1          Plan of Merger dated November 6, 1997*
     2.2          Articles of Merger*
     3.1          Amended and Restated Articles of Incorporation*
     3.2          By-Laws*
     4.1          Certificate of Designation/Class A Convertible Preferred
                  Stock*
    10.1          Employment Agreement with Stephen Schatzman*
    10.2          Employment Agreement with Alex Gimelstein*
    10.3          Lease/Weston*
    10.4          Lease/Fort Lauderdale*
    10.5          Amended and Restated Contract for Sale of Tobacco and
                  Cigars*
    10.8          Form of Indemnification Agreement with directors*
    10.9          Lease by and between Bakery Associates, Ltd., a Florida
                  limited partnership and Havana Republic Sunsetplace, Inc.
                  December 8, 1997*
    23.2          Consent of Millward & Co., P.A., independent certified
                  public accountants.
    27            Financial Data Schedule


* Incorporated herein by reference to Form SB-2 under the Securities Act of 1933 filed with the Commission under file number 333-40799

Subsidiaries of the Company:
         Havana Republic W.H., Inc. (Florida)
         Havana Republic Brickell Station, Inc. (Florida)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE HAVANA REPUBLIC, INC.
                                        (Registrant)

                                        By: /S/ STEVEN SCHATZMAN
                                           -------------------------------------
                                           Steven Schatzman,. President
                                        Date: October 12, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

SIGNATURE                                   TITLE                                 DATE
---------                                   -----                                 ----

/S/ STEVEN SCHATZMAN
-------------------------            Director, President                         10/12/98
Steven Schatzman                     Chief Executive Officer

/S/ALEX GIMELSTEIN
-------------------------            Director, Vice President,                    10/12/98

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS




                                    CONTENTS

                                                                            PAGE
                                                                            ----

         Report of Independent Certified Public Accountants....................2

         Financial Statements:

           Consolidated Balance Sheet..........................................3

           Consolidated Statements of Operations...............................4

           Consolidated Statements of Changes in Shareholders' Equity..........5

           Consolidated Statements of Cash Flows...............................6

           Notes to Consolidated Financial Statements.......................7-15

To the Board of Directors
The Havana Republic, Inc. and Subsidiaries
Weston, Florida

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of The Havana Republic, Inc. (a Colorado corporation) and Subsidiaries as of June 30, 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Havana Republic, Inc. and Subsidiaries as of June 30, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

Millward & Co., CPA's
Fort Lauderdale, Florida
September 22, 1998

                                     THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                    June 30, 1998


                                             ASSETS

 CURRENT ASSETS:
     Cash                                                                                               $     792,776
     Accounts Receivable                                                                                        1,581
     Inventory                                                                                                773,413
     Prepaid Expenses and Other                                                                                40,257
     Deposits on Inventory Purchases                                                                          308,350
                                                                                                        -------------
             Total Current Assets                                                                           1,916,377

                                                                                                        -------------
 PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated Depreciation  and
      Amortization of $55,376)                                                                                441,198
                                                                                                        -------------

 OTHER ASSETS:
     Other                                                                                                     12,809
     Deposits on Inventory Purchases                                                                          308,350
     Investments in 50% Owned Factory                                                                          50,000
                                                                                                        -------------

             Total Other Assets                                                                               371,159
                                                                                                        -------------

             Total Assets                                                                               $   2,728,734
                                                                                                        =============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts Payable                                                                                   $     152,836
     Accrued Expenses                                                                                         105,053
     Deferred Membership Revenue                                                                                4,784
     Note Payable                                                                                             190,653
                                                                                                        -------------

             Total Current Liabilities                                                                        453,326

 COMMITMENTS

 SHAREHOLDERS' EQUITY:
     Common Stock, No Par Value, Authorized 50,000,000 Shares;
         Issued and Outstanding 18,101,066 Shares                                                           2,906,510
     Preferred Stock, No Par Value, Non-Voting, Authorized 5,000,000 Shares;
         Convertible Preferred Stock-Series A, Authorized 2,500 Shares: 980 shares issued and
               and outsanding (Aggregate Liquidation Preference of $1,323,000 at June 30, 1998)             1,205,610
         Preferred Stock-Series B, Authorized 50,000 Shares: 50,000 shares issued and outstanding
               (Aggregate Liquidation Preference of $25,000 at June 30, 1998)                                  25,000
     Accumulated Deficit                                                                                   (1,724,082)
     Subscription Receivables                                                                                (137,630)
                                                                                                        -------------

             Total Shareholders' Equity                                                                     2,275,408
                                                                                                        -------------

             Total Liabilities and Shareholders' Equity                                                 $   2,728,734
                                                                                                        =============


                The accompanying notes are an integral part of these consolidated financial statements.

                    THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOR THE YEAR ENDED
                                                                   ------------------
                                                        JUNE 30, 1998              JUNE 30, 1997
                                                        -------------              -------------
 SALES
     Retail Sales                                       $     581,113              $     345,330
     Memberships                                               14,177                     11,808
                                                        -------------              -------------

           Net Sales                                          595,290                    357,138

 COST OF SALES                                                359,111                    164,667
                                                        -------------              -------------

 GROSS PROFIT                                                 236,179                    192,471

 OPERATING EXPENSES:
     Store Expenses                                           249,014                    187,559
     General and Administrative                               499,268                    148,061
     Depreciation and Amortization                             43,800                     15,505
     Professional Fees                                        202,538                    100,492
                                                        -------------              -------------

           Total Operating Expenses                           994,620                    451,617
                                                        -------------              -------------

 LOSS FROM OPERATIONS                                        (758,441)                  (259,146)
                                                        -------------              -------------

 OTHER INCOME (EXPENSE):
     Interest Income                                           24,352                      9,467
     Interest Expense                                         (23,431)                   (16,383)
                                                        -------------              -------------

                                                                  921                     (6,916)
                                                        -------------              -------------

 LOSS BEFORE PROVISION FOR INCOME TAXES                      (757,520)                  (266,062)

 PROVISION FOR INCOME TAXES                                        -                          -
                                                        -------------              -------------

 NET LOSS                                               $    (757,520)             $    (266,062)
                                                        =============              =============

 BASIC NET LOSS PER COMMON SHARE                        $       (0.14)             $       (0.03)
                                                        =============              =============

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             10,101,541                  8,835,586
                                                        =============              =============


 The accompanying notes are an integral part of these consolidated financial statements.

                               THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                For the Year Ended June 30, 1998 and 1997

                                                         PREFERRED STOCK A & B        COMMON STOCK
                                                         ---------------------    -------------------
                                                           SHARES      AMOUNT       SHARES       AMOUNT
                                                           ------      ------       ------       ------
BALANCE -  June 30, 1996                                        -   $       -     7,074,000   $     1,000

Shares issued in connection with offering                       -           -     1,900,000       950,000

Issuance of common stock for services                           -           -       147,000       147,070

Recognition of officers compensation on donated services        -           -             -        40,000

Net loss for the year ended June 30, 1997                       -           -             -             -
                                                           ------   ---------    ----------   -----------

BALANCE -  June 30, 1997                                        -           -     9,121,000     1,138,070

Shares issued in connection with offering                       -           -        38,460        50,000

Issuance of preferred stock series A                        2,100   1,883,450             -             -

Issuance of preferred stock series B                       50,000      25,000             -             -

Recognition of preferred stock dividend for
     beneficial conversion feature                              -     700,000             -             -

Conversion of preferred stock series A                     (1,120) (1,377,840)    7,922,581     1,377,840

Issuance of common shares in exchange for services              -           -       285,000       202,970

Issuance of common shares in exchange for future services       -           -       734,025       137,630

Net loss for the year ended June 30, 1998                       -           -             -             -
                                                           ------  ----------    ----------   -----------

BALANCE -  June 30, 1998                                   50,980  $1,230,610    18,101,066   $ 2,906,510
                                                           ======  ==========    ==========   ===========



                                                             ACCUMULATED   SUBSCRIPTION
                                                               DEFICIT      RECEIVABLES    TOTAL
                                                               -------      -----------    -----
BALANCE -  June 30, 1996                                     $     (500)    $       -  $      500

Shares issued in connection with offering                             -                   950,000

Issuance of common stock for services                                 -                   147,070

Recognition of officers compensation on donated services              -             -      40,000

Net loss for the year ended June 30, 1997                      (266,062)            -    (266,062)
                                                             ----------     ---------  -----------

BALANCE -  June 30, 1997                                       (266,562)            -     871,508

Shares issued in connection with offering                             -             -      50,000

Issuance of preferred stock series A                                  -             -   1,883,450

Issuance of preferred stock series B                                  -             -      25,000

Recognition of preferred stock dividend for
     beneficial conversion feature                             (700,000)            -           -

Conversion of preferred stock series A                                -             -           -

Issuance of common shares in exchange for services                    -             -     202,970

Issuance of common shares in exchange for future services                    (137,630)          -

Net loss for the year ended June 30, 1998                      (757,520)            -    (757,520)
                                                            -----------     ---------  ----------

BALANCE -  June 30, 1998                                    $(1,724,082)    $(137,630) $2,275,408
                                                            ===========     =========  ==========



 The accompanying notes are an integral part of these consolidated financial statements.

                                  THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    FOR THE YEAR ENDED
                                                                            ---------------------------------
                                                                            JUNE 30, 1998       JUNE 30, 1997
                                                                            -------------       -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                               $    (757,520)      $    (266,062)
     Adjustments to Reconcile Net Loss to Net Cash Used in
         Operating Activities:

         Depreciation and Amortization                                             43,800              15,505
         Recognition of Officers Compensation on Donated Services                       -              40,000
         Common Stock Issued in Exchange for Services                             157,970              10,000
         Preferred Stock Issued in Exchange for Services                           25,000                   -

         (Increase) Decrease in:
             Accounts Receivable                                                       87              (1,668)
             Inventory                                                           (295,559)           (477,854)
             Prepaid Expenses and Other                                             4,743                   -
             Deposits on Inventory Purchases                                     (175,000)           (441,700)
             Other                                                                 20,170             (25,253)

         Increase (Decrease) in:
             Accounts Payable                                                      55,039              97,797
             Accrued Expenses                                                      63,614              41,441
             Deferred Membership Revenue                                          (14,358)             19,142
             Due to Related Party                                                    (750)                750
                                                                            -------------       -------------

                 Net Cash Used in Operating Activities                           (872,764)           (987,902)
                                                                            -------------       -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of Property and Equipment                                      (277,857)            (81,648)
      Increase in Intangible Assets                                                     -             (11,656)
      Investments in 50% Owned Factory                                                  -             (50,000)
                                                                            -------------       -------------

                 Net Cash Used in Investing Activities                           (277,857)           (143,304)
                                                                            -------------       -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Common Stock                                        50,000             950,000
     Proceeds from Issuance of Preferred Stock Series A                         1,883,450                   -
     Repayment of Note Borrowings                                                (209,347)           (250,000)
     Proceeds from Note Borrowings                                                      -             400,000
                                                                            -------------       -------------

                 Net Cash Provided by Financing Activities                      1,724,103           1,100,000
                                                                            -------------       -------------

 Net Increase (Decrease) in Cash                                                  573,482             (31,206)

 Cash - Beginning of Year                                                         219,294             250,500
                                                                            -------------       -------------

 Cash - End of Year                                                         $     792,776       $     219,294
                                                                            =============       =============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid during the Year for Interest                                   $      26,653       $       9,161
                                                                            =============       =============

 NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of Common Stock for Services                                    $     182,630       $     137,070
                                                                            =============       =============

   Recognition of Preferred Stock Dividend on Beneficial Conversion         $     700,000       $           -
                                                                            =============       =============

   Issuance of Preferred Stock-Series B for Services                        $      25,000       $           -
                                                                            =============       =============


 The accompanying notes are an integral part of these consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, CAPITALIZATION AND REVERSE ACQUISITION

The Havana Republic, Inc. (Colorado) (The "Colorado Company") was organized under the laws of the State of Colorado on May 31, 1996. The Colorado Company is authorized to issue 50,000,000 shares of its no par common stock and 5,000,000 shares of its no par value preferred stock.

The Havana Republic, Inc. (Florida) (The "Florida Company") was organized under the law of the State of Florida on March 10, 1996. The Florida Company's articles of incorporation provide for the issuance of 1,000 shares of its no par value common stock.

On June 17, 1996 all of the issued and outstanding stock of the Florida Company was exchanged for 5,500,000 shares of common stock of the Colorado Company. The Colorado Company and the Florida Company are hereinafter referred to collectively as the Company. As a result of the exchange of stock, the former stockholders of the Florida Company owned approximately 79% of the common stock of the Company. Accordingly, this transaction had been treated, for financial reporting purposes, as a reverse acquisition in which the Florida Company was recapitalized by providing 5,500,000 shares of the Colorado Company to its existing shareholders. The 1,574,000 shares held by the Colorado Company shareholders before the acquisition were issued in June 1996 pursuant to an offering in accordance with Rule 504 of Regulation D pursuant to Securities Act of 1933, the proceeds of such offering were approximately $3,000. At the time of the recapitalization, the Colorado Company had no assets and no value was attributable to such shares.

BUSINESS

The Company is engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. In addition, the Company intends to engage as a distributor of premium cigars.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Havana Republic, Inc. and its wholly owned Subsidiaries. All significant intercompany transactions and balances have been eliminated from these consolidated financial statements.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, note payable, accounts payable and accrued liabilities approximates fair market value due to the immediate or short-term maturity of these financial instruments.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash in money market funds with high credit quality institutions. As of June 30, 1998, the Company had $775,975 in one financial institution with the excess over $100,000 not covered by FDIC insurance and which, therefore, did not limit the Company's amount of credit risk. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.

INVENTORY

Inventory consisting principally of cigars and accessories, is valued at the lower of cost (first-in, first-out) or market.

DEPOSITS ON INVENTORY PURCHASES

Deposits on inventory purchases consist of payments to the Company's 50% owned affiliate to secure the purchase of cigar inventory. Shipments were scheduled to commence January 1998 at a rate of approximately $50,000 worth of cigars per month. All transactions are in U.S. dollars. As of June 30, 1998, the Company had not received any cigars from the 50% owned affiliate. The postponement in delivery of the cigars was due to the delay in the opening of the Company's Fort Lauderdale store and issues regarding the Company's cigar label. The Company anticipates that shipments will commence in November 1998 and has reduced the schedule of cigar shipments. Accordingly, $308,350 of such deposits has been accounted for as a non-current asset.

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method for financial reporting purposes and the accelerated method for income tax purposes. Maintenance, repairs, and minor renewals are charged to expense as incurred while expenditures that materially increase values, change capacities, or extend useful lives are capitalized. Upon sale or retirement of property and equipment, the cost and the related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by use of a valuation allowance.

The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards.

LOSS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128-Earnings per Share ("FAS 128") which requires the dual presentation of basic and diluted earnings per share for the periods ending after December 15, 1997. Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. In accordance with the provisions of FAS 128, the Company has retroactively restated earnings per share. Diluted loss per common share is not presented because it is anti-dilutive. For the year ended June 30, 1998, net loss has been adjusted for deemed dividends on the convertible preferred stock amounting to $700,000 to arrive at net loss available to common shareholders.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues from product sales are recognized when the customer purchases the product. The Company also sells three types of annual smoking club memberships ranging in price from $250 to $1,000. Revenue from membership is recognized over a 12-month period from purchase date. The Company has deferred membership revenue amounting to $4,784 and $19,142 as of June 30, 1998 and 1997, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (" SFAS No. 130 "). SFAS No. 130 is effective for financial statements of periods beginning subsequent to December 15, 1997. Under SFAS No. 130, the Company reports comprehensive income, which in addition to net income, includes all changes in equity during the period except those resulting from investments by and distributions to owners. For the year ended June 30, 1998, there were no material differences between net income and comprehensive income.

In June 1997, FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information" ( " SFAS 131 " ). The statement establishes standards for the way that public business enterprises report selected information about reportable operating segments, products and services, geographic areas and major customers, for which discrete financial information is available, in annual and interim financial statements. This statement shall be effective for fiscal years beginning after December 15, 1997.

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for years beginning after June 15, 1999 and may be implemented as of the beginning of any fiscal quarter after June 15, 1998.

The effect of adopting SFAS 130, SFAS 131 and SFAS 133 is not expected to be material to the Company's consolidated financial statements or notes to consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 2 - NOTES PAYABLE

The Company entered into a financing agreement with a third party. This agreement consists of two term loans with principal balances of $200,000 and $200,000, respectively at June 30, 1997. Interest shall accrue at a rate equal to ten percent (10%) simple interest per annum. The total unpaid balance of principal and accrued interest was due and payable on April 1, 1998 and May 20, 1998, respectively. In August 1997, the Company repaid $200,000. As of June 30, 1998, the Company owed the third party $190,653. The notes due date has been extended and is payable on demand.

NOTE 3 - INVESTMENT IN 50% OWNED FACTORY

The Company invested $50,000 in January 1997 for a 50% interest in a company owning a factory located in Jalapa, Nicaragua. The investment is being carried at cost, which based on the limited information available, the Company believes that the financial statements would not be materially different than if carried on the equity method.

NOTE 4 - PROPERTY AND EQUIPMENT

The major classifications of property and equipment at June 30, 1998 are as follows:

     Computers and software                 $            11,287
     Furniture and fixtures                              99,310
     Office equipment                                    25,356
     Leasehold improvements                             360,621
                                            -------------------
                                                        496,574

     Accumulated depreciation                           (55,376)

                                            $           441,198
                                            ===================

Depreciation expense amounted to $41,469 and $13,907 for the years ended June 30, 1998 and 1997, respectively.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




NOTE 5 - INVENTORY

The major classes of inventory at June 30, 1998 are as follows:

     Cigars                               $          426,104
     Accessories                                     347,309
                                          ------------------

                                          $          773,413
                                          ==================


NOTE 6 - INCOME TAXES

To date, the Company has incurred tax operating losses and therefore, has generated no income tax liabilities. As of June 30, 1998, the Company has generated net operating loss carryforwards totaling approximately $1,000,000, which are available to offset future taxable income, if any, through 2013. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

As of June 30, 1998, the components of the net deferred tax asset are as follows:

     Deferred Tax Assets:
         Net operating loss carryforward                    $          380,000

         Valuation allowance                                          (380,000)
                                                            ------------------

          Net deferred tax                                  $                -
                                                            ==================

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTE 7 - COMMITMENTS

OPERATING LEASES

The Company has operating leases for store facilities expiring through 2002 to 2004. The lease agreements require the Company to pay real estate taxes, maintenance and other operating expenses associated with the space leased. The store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts, as well as increases in the consumer price index. Total rent expense for the year ended June 30, 1998 and 1997 amounted to $57,545 and $18,564, respectively.

Future minimum rental commitments as of June 30, 1998 are as follows:

         1999                              $          112,628
         2000                                         113,627
         2001                                         114,625
         2002                                         104,391
         2003                                          71,440
         Thereafter                                    95,253
                                           ------------------

                                           $          611,964
                                           ==================

EMPLOYMENT AGREEMENTS

In May 1997, the Company entered into employment agreements with officers of the Company. The terms of the two employment, which expire on December 31, 2001, provide for initial annual base salary of $80,000 with additional increases, bonuses and compensation to be decided by the Board of Directors.

NOTE 8 - STOCKHOLDERS' EQUITY

STOCK ISSUANCE

In August 1996, the Company sold 1,900,000 shares at $.50 per share pursuant to an offering in accordance with Rule 504 of Regulation D pursuant to Securities Act of 1933.

In May 1997, the Company issued 137,070 shares valued at a fair market value of $1 per share for construction services rendered in connection with the construction of leased premises housing the Company's Weston, Florida store and had a related charge to property and equipment.

See Note 1 for initial stock issuances.

For the period ended June 30, 1997, the Company recorded officers' compensation expense of $40,000 relating to services donated to the Company.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK ISSUANCE (CONTINUED)

In May 1997, the Company issued 10,000 shares valued at a fair market value of $1 per share to employees of the Company in consideration for services rendered to the Company and had a related charge to operations.

In August 1997, the Company sold 38,460 shares at $1.30 per share pursuant to an offering in accordance with Rule 504 of Regulation D pursuant to Securities Act of 1933.

In November 1997, the Company issued 644,026 and 90,000 common shares valued at a fair market value of $1.17 per share for future construction services rendered in connection with the construction of leased premises housing the Company's future stores and printing services, respectively. Accordingly, as of November 1997 the Company had recorded a subscription receivable and had a related charge to property and equipment amounting to $855,299. As of June 30, 1998, the Company had not received any services related to these shares. The Company adjusted the value of these shares and the subscription receivable to reflect the fair market value of $.1875 per share. As of June 30, 1998, subscription receivables amounted to $137,630.

In November 1997, the Company issued 135,000 common shares valued at a fair market value of $1.17 per share for professional services rendered.

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

On April 2, 1998, the Board of Directors issued to each of Stephen Schatzman and Alex Gimelstein stock options to purchase up to 500,000 shares of the Company's common stock at a price of $.30 per share, the quoted market price at that date. On June 30, 1998, the Company rescinded these options. The Company intends to reissue these options in the future.

In consideration of the Company's attorney accepting a reduced fee, the Board of Directors issued Mr. Littman 150,000 shares of common stock. The value of the consideration, $45,000 based on the quoted market value, is being amortized over a twelve-month period beginning April 1998. As of June 30, 1998, the Company had deferred costs amounting to $33,750 included in prepaid expenses and other on the accompanying balance sheet.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

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

On August 1, 1997, the Board of Directors of the Company created a series of preferred stock consisting of 2,500 shares and designated it as the Series A Convertible Preferred Stock - no par value. The Series A Preferred Stock is convertible, at the holders option, into that number of shares of common stock equal to $1,000 divided by the lower of (i) seventy percent (70%) of the average market price of the common stock for the five trading days immediately prior to the conversion date or (ii) $1.46, increased proportionally for any reverse stock splits and decreased proportionally for any forward stock split or stock dividend. The holders of Series A Preferred Stock have no voting rights, the shares are redeemable at a price of $1,350 per share upon notice of conversion, and have a liquidation preference of $1,350 per share.

Prior to June 30, 1998, the Company had issued 2,100 shares of the Series A Convertible Preferred Stock for a net amount of $1,883,450. For the year ended June 30, 1998, the Company recognized a preferred stock dividend amounting to $700,000 calculated as the difference between the conversion price ($1.47 per share) and the fair value of the common stock into which the shares are convertible, multiplied by the number of common shares into which the preferred stock is convertible. Certain holders of the Series A Convertible Preferred Stock were issued (i) an option to purchase an aggregate of 200,000 shares of common stock for two years at an exercise price of $1.92 per common share and
(ii) an option to purchase an aggregate of 200,000 shares of common stock for two years an exercise price of $2.88 per common share. As of June 30, 1998, these options are still outstanding. During the three-month period ended June 30, 1998, certain holders of the Series A Preferred Stock converted 1,120 preferred shares into 7,922,581 shares of the Company's common stock. As of June 30, 1998, the remaining 980 shares of Series A Preferred Stock may be converted, at the holders option, into approximately 7,800,000 shares of common stock.

On April 2, 1998, the Board of Directors of the Company created a series of preferred stock consisting of 50,000 shares and designated it as the Series B Convertible Preferred Stock - no par value. The Series B Preferred Stock shall be entitled to 400 votes per share, is not redeemable, and has no conversion rights. The holders of Series B Preferred have a liquidation preference of $.50 per share. In consideration of two officers of the Company forgiving an aggregate of $25,000 due them in back salary, the Company issues 50,000 shares of Series B Preferred Stock.

NOTE 9 - YEAR 2000

The Company believes it does not utilize software within its business processes that may be impacted by the year 2000 issue. The year 2000 issue exists because many computer systems and applications currently use two digit date fields to designate a year. Data sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to properly treat the year 2000 could cause systems to process critical financial and operational information incorrectly.

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------


  23.2 Consent of Millward & Co., P.A., independent certified public accountants.

  27                  Financial Data Schedule