Form 10QSB
period 1998-09-30
HAVANA REPUBLIC INC/FL
filed 1998-11-16
CIK 1049660

FORM 10-QSB

                       Securities and Exchange Commission
                              Washington D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:        September 30, 1998
Commission file number:              333-40799



                            THE HAVANA REPUBLIC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         FLORIDA                                             84-1346897
         ------------------------------                      -------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

                                1360 WESTON ROAD
                              WESTON, FLORIDA 33326
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                 (954) 384-6333
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   [X]          No    [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 30, 1998: 18,101,066 shares of common stock, no par value per share.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  September 30, 1998........................................   3
      Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended September 30, 1998 and 1997....   4
      Consolidated Statement of Changes in Shareholders' Equity
                  For the Three Months Ended September 30, 1998.............   5
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended September 30, 1998 and 1997....   6

      Notes to Consolidated Financial Statements............................   7

      Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................   9


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings............................................  12

      Item 4 - Submission of Matters to a Vote of Security Holders..........  12

      Item 6 - Exhibits and Reports on Form 8-K.............................  12

      Signatures............................................................  12

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1998

                                     ASSETS
 CURRENT ASSETS:
     Cash                                                                                                  $   638,232
     Accounts Receivable                                                                                        10,234
     Inventory                                                                                                 792,838
     Prepaid Expenses and Other                                                                                 23,168
     Deposits on Inventory Purchases                                                                           308,350
                                                                                                           -----------

             Total Current Assets                                                                            1,772,822
                                                                                                           -----------

 PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated Depreciation  and
      Amortization of $70,376)                                                                                 482,298
                                                                                                           -----------

 OTHER ASSETS:
     Other                                                                                                      12,226
     Deposits on Inventory Purchases                                                                           308,350
     Investments in 50% Owned Factory                                                                           50,000
                                                                                                           -----------

             Total Other Assets                                                                                370,576
                                                                                                           -----------
             Total Assets                                                                                  $ 2,625,696
                                                                                                           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                                                      $   128,670
     Accrued Expenses                                                                                           82,734
     Note Payable                                                                                              190,653
                                                                                                           -----------

             Total Current Liabilities                                                                         402,057
                                                                                                           -----------

 COMMITMENTS

 SHAREHOLDERS' EQUITY:
     Common Stock, No Par Value, Authorized 50,000,000 Shares;
         Issued and Outstanding 18,101,066 Shares                                                            2,871,510
     Preferred Stock, No Par Value, Non-Voting, Authorized 5,000,000 Shares;
         Convertible Preferred Stock-Series A, Authorized 2,500 Shares: 980 shares issued and
               and outstanding (Aggregate Liquidation Preference of $1,323,000 at September 30, 1998)        1,205,610
         Preferred Stock-Series B, Authorized 50,000 Shares: 50,000 shares issued and outstanding
               (Aggregate Liquidation Preference of $25,000 at September 30, 1998)                              25,000
     Accumulated Deficit                                                                                    (1,775,851)
     Subscription Receivables                                                                                 (102,630)
                                                                                                           -----------
             Total Shareholders' Equity                                                                      2,223,639
                                                                                                           -----------
             Total Liabilities and Shareholders' Equity                                                    $ 2,625,696
                                                                                                           ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE THREE MONTHS ENDED
                                                   --------------------------------
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                        1998                1997
                                                   -------------       ------------
SALES
    Retail Sales                                    $    260,698       $    157,604
    Memberships                                            4,784              4,786
                                                    ------------       ------------

          Net Sales                                      265,482            162,390

COST OF SALES                                             92,560             72,561
                                                    ------------       ------------

GROSS PROFIT                                             172,922             89,829
                                                    ------------       ------------

OPERATING EXPENSES:
    Store Expenses                                       103,824             59,681
    General and Administrative                            76,164             81,978
    Depreciation and Amortization                         15,583             10,533
    Professional Fees                                     33,653             16,756
                                                    ------------       ------------

          Total Operating Expenses                       229,224            168,948
                                                    ------------       ------------

LOSS FROM OPERATIONS                                     (56,302)           (79,119)
                                                    ------------       ------------

OTHER INCOME (EXPENSE):
    Interest Income                                        9,533              3,866
    Interest Expense                                      (5,000)           (10,000)
                                                    ------------       ------------

                                                           4,533             (6,134)
                                                    ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (51,769)           (85,253)

PROVISION FOR INCOME TAXES                                    --                 --
                                                    ------------       ------------

NET LOSS                                            $    (51,769)      $    (85,253)
                                                    ============       ============


BASIC AND DILUTED NET LOSS PER COMMON SHARE         $      (0.00)      $      (0.01)
                                                    ============       ============

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        18,101,066          9,139,812
                                                    ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Three Months Ended September 30, 1998

                                                               PREFERRED STOCK A & B                  COMMON STOCK
                                                            ----------------------------      ----------------------------
                                                              SHARES            AMOUNT          SHARES            AMOUNT
                                                            -----------      -----------      -----------      -----------
BALANCE -  June 30, 1998                                         50,980      $ 1,230,610       18,101,066      $ 2,906,510

Revaluation of common shares issued in exchange for
     for future services                                             --               --               --          (35,000)

Net loss for the three months ended September 30, 1998               --               --               --               --
                                                            -----------      -----------      -----------      -----------

BALANCE -  September  30, 1998                                   50,980      $ 1,230,610       18,101,066      $ 2,871,510
                                                            ===========      ===========      ===========      ===========


                                                            ACCUMULATED      SUBSCRIPTION
                                                              DEFICIT         RECEIVABLES          TOTAL
                                                            -----------      -------------      -----------

BALANCE -  June 30, 1998                                    $(1,724,082)      $  (137,630)      $ 2,275,408

Revaluation of common shares issued in exchange for

     for future services                                             --            35,000                --

Net loss for the three months ended September 30, 1998          (51,769)               --           (51,769)
                                                            -----------       -----------       -----------

BALANCE -  September  30, 1998                              $(1,775,851)      $  (102,630)      $ 2,223,639
                                                            ===========       ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE THREE MONTHS ENDED
                                                                       -------------------------------
                                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                                           1998               1997
                                                                       -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $   (51,769)      $   (85,253)
    Adjustments to Reconcile NeT Loss To Net Cash Used In
        Operating Activities:

        Depreciation and Amortization                                        15,583            10,533

        (Increase) Decrease in:
            Accounts Receivable                                              (8,653)               --
            Inventory                                                       (19,425)         (187,744)
            Prepaid Expenses and Other                                       17,089           (10,000)
            Deposits on Inventory Purchases                                      --          (175,000)
            Other                                                                --            20,000

        Increase (Decrease) in:
            Accounts Payable                                                (24,166)              472
            Accrued Expenses                                                (22,318)            6,679
            Deferred Membership Revenue                                      (4,784)           (4,786)
            Due to Related Party                                                 --              (750)
                                                                        -----------       -----------

                Net Cash Used in Operating Activities                       (98,443)         (425,849)
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                                  (56,101)          (82,642)
                                                                        -----------       -----------

                Net Cash Used in Investing Activities                       (56,101)          (82,642)
                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Common Stock                                       --            50,000
    Proceeds from Issuance of Preferred Stock Series A                           --         1,613,450
    Repayment of Note Borrowings                                                 --          (200,000)
                                                                        -----------       -----------

                Net Cash Provided by Financing Activities                        --         1,463,450
                                                                        -----------       -----------

Net Increase (Decrease) in Cash                                            (154,544)          954,959

Cash - Beginning of Year                                                    792,776           219,294
                                                                        -----------       -----------

Cash - End of Year                                                      $   638,232       $ 1,174,253
                                                                        ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid during the Year for Interest                                $        --       $        --
                                                                        ===========       ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:

  Recognition of Preferred Stock Dividend on Beneficial Conversion      $        --       $   600,000
                                                                        ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended June 30, 1998, of The Havana Republic, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results for the full fiscal year ending June 30, 1999.

Note 2.  LOSS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("FAS 128") which requires the dual presentation of basic and diluted earnings per share for the periods ending after December 15, 1997. Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during each period. In accordance with the provisions of FAS 128, the Company has retroactively restated earnings per share.

Note 3.  INVENTORIES

         The major classes of inventories are as follows:

                                                          SEPTEMBER 30, 1998
                                                          ------------------

Cigars   ....................................               $      418,887
Accessories..................................                      373,951
                                                            --------------
                                                            $      792,838
                                                            ==============

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 4.  Shareholders'  Equity

COMMON STOCK

In November 1997, the Company issued 644,026 and 90,000 common shares valued at a fair market value of $1.17 per share for future construction services rendered in connection with the construction of leased premises housing the Company's future stores and printing services, respectively. Accordingly, as of November 1997 the Company had recorded a subscription receivable and had a related charge to property and equipment amounting to $855,299. As of June 30, 1998, the Company had not received any services related to these shares. The Company adjusted the value of these shares and the subscription receivable to reflect the fair market value of $.1875 per share. As of June 30, 1998, subscription receivables amounted to $137,630. For the three months ended September 30, 1998, the Company adjusted the value of these shares and the subscription receivable to reflect the fair market value of $.14 per share.

Note 5.  COMPREHENSIVE INCOME

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheets, including foreign currency translation adjustments. For the three months ended September 30, 1998 and 1997, the Company had no comprehensive income.

Note 6.  FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued in June 1997. This statement changes the way public companies report information about segments of their business in their annual financial statements. This statement is effective for the Company's fiscal year ending June 30, 1999. However, information is not to be presented for interim financial statements in the first year of implementation. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statement disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-QSB contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995 and which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's reliance upon suppliers for the purchase of finished products which are then resold by it, the Company's dependence upon certain key personnel, its ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales for the three months ended September 31, 1998 were $260,698, an increase of 65.4% as compared to sales for the three months ended September 30, 1997 which were $157,604. This increase is attributable solely to the fact that for the three months ended September 30, 1997, the Company only had one emporium operational. On an annualized basis, the Company's sales may decrease due to increased competition in the premium cigar market.

Cost of sales was $92,560 or 34.9% of sales for the three months ended September 30, 1998 as compared to $72,561 or 46% of sales for the three months ended September 30, 1997. This decrease as a percentage of sales was primarily a result of decreased costs of cigars and a decrease in cigar costs in relation to the sales value.

Gross profit was $172,922 or 65.1% of sales for the three months ended September 30, 1998 as compared to gross profit of $89,829 or 55.3% of sales for the three months ended September 30, 1997.

Store expenses, which include marketing and advertising expenses, rent and salary costs, were $103,824 or 39.1% of sales for the three months ended September 30, 1998 as compared to $59,681 or 36.7% of sales for the three months ended September 30, 1997. The percentage increase in store expenses in relationship to sales is primarily attributed to the fact that the Company opened its second store during June 1998 and incurred operational costs, additional set-up, promotional, payroll and other expenses during the three-month period ended September 30, 1998.

General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $76,164 or 28.7% of sales for the three months ended September 30, 1998 as compared to $81,978 or 50.5% of sales for the three months ended September 30, 1997. The percentage decrease in relation to sales is primarily attributable to the opening of its second emporium.

The Company incurred interest expense for the three months ended September 30, 1998 of $5,000 as compared to interest expense of $10,000 for the three months ended September 30, 1997. The decrease is due to the fact that the Company repaid a portion of its note payable during fiscal 1997.

As a result of the foregoing factors, the Company sustained losses of approximately $51,769 or ($.0) per share for the three months ended September 30, 1998 as compared to a loss of approximately $85,253 or ($.01) per share for the three month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had working capital of approximately $1,370,800. Since its inception, it has sustained losses of approximately $1,776,000. The Company's operations and growth has been funded by loans from third parties, the sale of common stock through September 30, 1998 with gross proceeds of approximately $1,000,000 and the issuance of Series A Convertible Preferred Stock which resulted in net proceeds to the Company of approximately $1,883,000 after expenses. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes.

In April of 1996, the Company entered into an agreement with Tabanica, the 50% owned factory, for future purchases of premium cigars and has paid $617,000. The Company anticipated receiving the premium cigars in monthly shipments of 50,000 commencing in January 1998. As a result of a recent hurricane in Nicaragua many of the roads have been damaged and the Company can expect delays in meeting the time schedule for the delivery of cigars. As of September 30, 1998, the Company has not received any of these cigars. The reason for the delay was the Company's dispute with Banana Republic. The company anticipates that this dispute will be resolved in the very near future and that shipments of cigars from Tabanica will commence shortly thereafter. The Company's future commitment of capital resources to the distribution of its brand name cigars will be largely dependent upon market acceptance of these cigars.

Around July 1, 1998, the Company opened its second emporium in the Las Olas Riverfront in Fort Lauderdale, Florida. The Company anticipates that it will open its third emporium at the Shops of Sunset Place in the central business district of South Miami, Florida in January 1999. Leasehold improvements for the Sunset Place emporium are expected to cost approximately $400,000.

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

RISK OF YEAR 2000 ISSUES

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

NICARAGUAN FACTORY AND DISTRIBUTION

The Company invested $50,000 in January 1997 for a 50% interest in Tabanica, a Nicaraguan corporation, which owns a manufacturing facility in Jalapa, Nicaragua. The Company has the right to purchase cigars from Tabanica at cost plus 50% through October 31, 2001. The Company believes that this arrangement will provide it with a continuous source of premium cigars and an ability to develop its own private label brand cigar. However, the operation of manufacturing facilities outside of the United States, especially in less developed countries such as Nicaragua, is subject to numerous risks, including political and currency instability, currency control and exchange regulations, and import and export regulations, any of which could have a material adverse effect upon the Company's cigar supply. In addition the recent hurricane in Nicaragua may affect the timely delivery of cigars. Therefore it is not possible to predict whether the Company's investment in and agremment with Tabanica will result in a stable and long-term supply of premium cigars.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         The Company is not involved in any material litigation

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

             27.1  Financial Data Schedule

         None

    (b)  REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended September 30, 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE HAVANA REPUBLIC, INC.

Dated:   November 10, 1998                    By: /s/ STEVEN SCHATZMAN
                                                  ------------------------------
                                                  Steven Schatzman, President

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION                         LOCATION
-------                  -----------                         --------

27.1                     Financial Data Schedule                 *1










*1    Filed electronically pursuant to Item 401 of Regulation S-T.