Form 10QSB
period 1998-12-31
HAVANA REPUBLIC INC/FL
filed 1999-02-19
CIK 1049660

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               December 31, 1998
Commission file number:                     333-40799



                            THE HAVANA REPUBLIC, INC.
             (Exact name of registrant as specified in its charter)


FLORIDA                                              84-1346897
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)




                                1360 WESTON ROAD
                              WESTON, FLORIDA 33326
                    (Address of principal executive offices)
                                   (Zip code)

                                 (954) 384-6333
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 10, 1999: 18,101,066 shares of common stock, no par value per share.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        PAGE

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
         December 31, 1998.................................................... 3
       Consolidated Statements of Operations (Unaudited)
              For the Six Months and Three Months Ended
                    December 31, 1998 and 1997................................ 4
              Consolidated Statement of Changes in Shareholders' Equity
              For the Six Months Ended December 31, 1998...................... 5
      Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended December 31, 1998 and 1997............. 6

      Notes to Consolidated Financial Statements.............................. 7

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations................. 10


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings............................................. 13

      Item 4 - Submission of Matters to a Vote of Security Holders........... 13

      Item 6 - Exhibits and Reports on Form 8-K.............................. 13

      Signatures............................................................. 13

PART I:   FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS


                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1998




                                     ASSETS

CURRENT ASSETS:
     Cash                                                           $   594,761
     Accounts Receivable                                                 11,218
     Inventory                                                          718,838
     Prepaid Expenses and Other                                          11,917
     Deposits on Inventory Purchases                                    308,350
                                                                    -----------

          Total Current Assets                                        1,645,084
                                                                    -----------

PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated
     Depreciation  and Amortization of $100,377)                        877,612
                                                                    -----------

OTHER ASSETS:
     Other                                                               10,477
     Deposits on Inventory Purchases                                    308,350
     Investments in 50% Owned Factory                                    50,000
                                                                    -----------

          Total Other Assets                                            368,827
                                                                    -----------

          Total Assets                                              $ 2,891,523
                                                                    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                               $   513,988
     Accrued Expenses                                                    92,246
     Note Payable                                                       190,653
                                                                    -----------

          Total Current Liabilities                                     796,887
                                                                    -----------

COMMITMENTS

SHAREHOLDERS' EQUITY:
     Common Stock, No Par Value, Authorized 50,000,000 Shares;
          Issued and Outstanding 18,101,066 Shares                    2,871,510
     Preferred Stock, No Par Value, Non-Voting,
          Authorized 5,000,000 Shares;  Convertible Preferred
          Stock-Series A, Authorized 2,500 Shares:
          980 shares issued and outstanding
          (Aggregate Liquidation Preference of $1,323,000
          at December 31, 1998)                                       1,205,610
     Preferred Stock-Series B, Authorized 200,000 Shares:
          200,000 shares issued and outstanding
          (Aggregate Liquidation Preference of
          $100,000 at December 31, 1998)                                 40,000
     Accumulated Deficit                                             (1,919,854)
     Subscription Receivables                                          (102,630)
                                                                    -----------

          Total Shareholders' Equity                                  2,094,636
                                                                    -----------

          Total Liabilities and Shareholders' Equity                $ 2,891,523
                                                                    ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                    For the Six Months Ended       For the Three Months Ended
                                                    ------------------------       --------------------------
                                                  December 31,    December 31,    December 31,    December 31,
                                                     1998            1997            1998             1997
                                                 -----------------------------    ----------------------------

SALES
     Retail Sales                               $    583,145    $    340,908    $    322,447    $    183,304
     Memberships                                       4,784           9,646            --             4,860
                                                ------------    ------------    ------------    ------------

          Net Sales                                  587,929         350,554         322,447         188,164

COST OF SALES                                        287,195         207,407         194,635         134,846
                                                ------------    ------------    ------------    ------------

GROSS PROFIT                                         300,734         143,147         127,812          53,318
                                                ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     Store Expenses                                  204,092         154,893         100,268          95,212
     General and Administrative                      165,586         288,807          89,422         206,829
     Depreciation and Amortization                    47,332          31,066          31,749          20,533
     Professional Fees                                86,213          97,241          52,560          80,485
                                                ------------    ------------    ------------    ------------

          Total Operating Expenses                   503,223         572,007         273,999         403,059
                                                ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                (202,489)       (428,860)       (146,187)       (349,741)
                                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Interest Income                                  16,717          10,080           7,184           6,214
     Interest Expense                                (10,000)        (14,431)         (5,000)         (4,431)
                                                ------------    ------------    ------------    ------------
                                                       6,717          (4,351)          2,184           1,783
                                                ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (195,772)       (433,211)       (144,003)       (347,958)

PROVISION FOR INCOME TAXES                              --              --              --              --
                                                ------------    ------------    ------------    ------------

NET LOSS                                        $   (195,772)   $   (433,211)   $   (144,003)   $   (347,958)
                                                ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE     $      (0.01)   $      (0.12)   $      (0.01)   $      (0.05)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     18,101,066       9,366,892      18,101,066       9,593,972
                                                ============    ============    ============    ============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Six Months Ended December 31, 1998





                                    Preferred Stock A & B         Common Stock           Accumulated     Subscription
                                    ---------------------     --------------------
                                     Shares      Amount        Shares       Amount         Deficit        Receivables     Total
                                     ------      ------        ------       ------         -------        -----------     -----

BALANCE -  June 30, 1998             50,980   $ 1,230,610    18,101,066   $ 2,906,510    $(1,724,082)   $  (137,630)   $ 2,275,408

Revaluation of common shares
     issued in exchange for
     future services on
     September 30, 1998                --            --            --         (35,000)          --           35,000           --
Preferred shres issued to
     pay accrued salaries           150,000        15,000        15,000
Net loss for the six months ended
     December 31, 1998                 --            --            --            --         (195,772)          --         (195,772)
                                   --------   -----------    -----------  -----------    -----------    -----------    -----------

BALANCE -  December 31, 1998        200,980   $ 1,245,610    18,101,066   $ 2,871,510    $(1,919,854)   $  (102,630)   $ 2,094,636
                                   ========   ===========    ==========   ===========    ===========    ===========    ===========








              The accompanying notes are an integral part of these
                       consolidated financial statements.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              For the Six Months Ended
                                                            ----------------------------
                                                             December 31,   December 31,
                                                                1998           1997
                                                            -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                               $  (195,772)   $  (433,211)
     Adjustments to Reconcile Net Loss to
               Net Cash Used in
          Operating Activities:

          Depreciation and Amortization                          47,332         10,533

          (Increase) Decrease in:
               Accounts Receivable                               (9,637)          --
               Inventory                                         54,575       (187,744)
               Prepaid Expenses and Other                        28,340        (10,000)
               Deposits on Inventory Purchases                     --         (175,000)
               Other                                               --           20,000

          Increase (Decrease) in:
               Accounts Payable                                 361,152            472
               Accrued Expenses                                   2,193          6,679
               Deferred Membership Revenue                       (4,784)        (4,786)
               Due to Related Party                                --             (750)
                                                            -----------    -----------
                    Net Cash Used in Operating Activities       283,399       (773,807)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                     (481,414)       (82,642)
                                                            -----------    -----------

          Net Cash Used in Investing Activities                (481,414)       (82,642)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Common Stock                        --           50,000
     Proceeds from Issuance of Preferred Stock Series A            --        1,613,450
     Repayment of Note Borrowings                                  --         (200,000)
                                                            -----------    -----------

          Net Cash Provided by Financing Activities                --        1,463,450
                                                            -----------    -----------

Net Increase (Decrease) in Cash                                (198,015)       607,001

Cash - Beginning of Year                                        792,776        219,294
                                                            -----------    -----------

Cash - End of Year                                          $   594,761    $   826,295
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid during the Year for Interest                 $      --      $      --
                                                            ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Preferred shares issued for accrued salaries           $    15,000    $      --
                                                            ===========    ===========
     Recognition of Preferred Stock Dividend
           on Beneficial Conversion                         $      --      $   700,000
                                                            ===========    ===========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




Note 1.  BASIS OF PRESENTATION
         ---------------------

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended June 30, 1998, of The Havana Republic, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results for the full fiscal year ending June 30, 1999.


Note 2.  LOSS PER SHARE
         --------------

The Company has adopted Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("FAS 128") which requires the dual presentation of basic and diluted earnings per share for the periods ending after December 15, 1997. Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period (the 6 months and three months ended December 31, 1997, include preferred stock dividends on beneficial conversions of $500,000 and $160,000, respectively), by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during each period. In accordance with the provisions of FAS 128, the Company has retroactively restated earnings per share.

Note 3.  INVENTORIES
         -----------

         The major classes of inventories are as follows:


                                                        DECEMBER 31, 1998

Cigars   ........................................        $      344,157
Accessories......................................               374,681
                                                         --------------
                                                         $      718,838
                                                         ==============

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



Note 4.  Shareholders'  Equity
         ---------------------

COMMON STOCK

In November 1997, the Company issued 644,026 and 90,000 common shares valued at a fair market value of $1.17 per share for future construction services rendered in connection with the construction of leased premises housing the Company's future stores and printing services, respectively. Accordingly, as of November 1997 the Company had recorded a subscription receivable and had a related charge to common stock amounting to $855,299. The Company adjusted the subscription value of these shares in September 1998, to reflect the fair market value of $.1875 per share aggregating $137,630. As of December 31, 1998, the Company had not received any services related to these shares.

PREFERRED STOCK

On December 9, the Board of Directors authorized the creation of an additional 150,000 shares of Series B Preferred Stock which will bring the total authorized Series B Preferred Stock to 200,000 shares. Each share ("Share") of Series B preferred Stock issued shall be entitled to 400 votes, but the Shares are not entitled to any dividends. The Shares shall be restrictive securities and not convertible into shares of the Company's common stock; 75,000 shares were issued to each of two offices for forgiveness of an aggregate of $15,000 in accrued salaries.


Note 5.  OTHER
         -----

NICARAGUAN FACTORY AND DISTRIBUTION

The Company invested $50,000 in January 1997 for a 50% interest in Tabanica, a Nicaraguan corporation, which owns a manufacturing facility in Jalapa, Nicaragua. The Company has the right to purchase cigars from Tabanica at cost plus 50% through October 31, 2001. The Company believes that this arrangement will provide it with a continuous source of premium cigars and an ability to develop its own private label brand cigar. However, the operation of manufacturing facilities outside of the United States, especially in less developed countries such as Nicaragua, is subject to numerous risks, including political and currency instability, currency control and exchange regulations, and import and export regulations, any of which could have a material adverse effect upon the Company's cigar supply. In addition, the recent hurricane in Nicaragua has affected the expected delivery of cigars. Therefore it is not possible to predict whether the Company's investment in and agreement with Tabanica will result in a stable and long-term supply of premium cigars. Whether the Company will timely recover the deposits depends on inventory purchases. The Company is in the process of developing a wholesale operation for the distribution of the private label brand cigar and contemplates this will occur in March, 1999. The Company has accounted for 50% of the deposit on inventory purchases as non-current.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Note 6.  COMPREHENSIVE INCOME
         --------------------

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheets, including foreign currency translation adjustments. For the six months ended December 31, 1998 and 1997, the Company had no comprehensive income.

Note 7.  FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         -----------------------------------------------------------

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

RESULTS OF OPERATIONS

      SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1997

Net sales for the six months ended December 31, 1998 were $588,000, an increase of 71.1% as compared to sales for the six months ended December 31, 1997 which were $351,000. This increase of $237,000 is attributable primarily to the fact that for the six months ended December 31, 1997, the Company only had one emporium operational and for the six months ended December 31, 1998, had two emporiums operational. The Company's new Las Olas store accounted for $353,000 of sales for the six months.

Cost of sales was $287,000 or 48.8% of sales for the six months ended December 31, 1998 as compared to $73,000 or 60.8% of sales for the six months ended December 31, 1997. This decrease as a percentage of sales was primarily a result of decreased costs of cigars and a decrease in cigar costs in relation to the sales value.


Gross profit was $301,000 or 51.2% of sales for the six months ended December 31, 1998 as compared to gross profit of $143,000 or 40.7% of sales for the six months ended December 31, 1997. The increase in the gross profit is due to the opening of the new emporium on Las Olas and the increase in gross profit percentage is also due to maintaining premium prices at the new emporium.

Store expenses, which include marketing and advertising expenses, rent and salary costs, were $204,000 or 34.7% of sales for the six months ended December 31, 1998 as compared to $155,000 or 44.2% of sales for the six months ended December 31, 1997. The percentage decrease in store expenses in relationship to sales is primarily attributed to the fact that the Company opened its second store during June 1998 and has implemented operating efficiencies in payroll and other costs reducing store operating costs to an average of $102,000 per store for the six months as compared to the operation of one store in 1997 with costs of $155,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $166,000 or 28.2% of sales for the six months ended December 31, 1998 as compared to $289,000 or 82.6% of sales for the six months ended December 31, 1997. The decrease in relation to sales is primarily attributable to the elimination of promotional costs. Such costs were approximately $117,000 in 1997 and were substantially reduced in 1998.

As a result of the foregoing factors, the Company incurred losses of approximately $196,000 or ($.01) per share for the six months ended December 31, 1998 as compared to a loss of approximately $433,000 or ($.01) per share for the three month period ended December 31, 1997.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

Net sales for the three months ended December 31, 1998 were $322,000, an increase of 76% as compared to sales for the three months ended December 31, 1997 which were $183,000. This increase of $139,000 is attributable primarily to the fact that for the three months ended December 31, 1997, the Company only had one emporium operational and for the three months ended December 31, 1998, the Company had two emporiums operational. The Company's new store accounted for a $180,000 increase offset by a reduction of approximately $41,000 in the old store.

Gross profit was $128,000 or 39.6% of sales for the three months ended December 31, 1998 as compared to gross profit of $53,000 or 28.3% of sales for the three months ended December 31, 1997. The increase in gross profit resulted from the new emporium sales and the percentage increase was attributable to a decrease in cigar costs.

Store expenses, which include marketing and advertising expenses, rent and salary costs, were $100,000 or 31.0% of sales for the three months ended December 31, 1997. The percentage decrease in store expenses in relationship to sales is primarily attributed to the fact that the Company has developed operating efficiencies based on its experience and reduced existing store costs by $43,000 during the quarter. Accordingly, store costs increased by approximately $5,000 with one additional store.

General and administrative costs decreased by approximately $117,000 in 1998 compared to the previous quarter previously due to Company promotional costs incurred in developing the Company in the marketplace.

Professional fees decreased compared to the previous period due to initial filing requirements in 1997.

As a result of the foregoing factors, the Company sustained losses of approximately $144,000 or ($.01) per share for the three months ended December 31, 1998 as compared to a loss of approximately $348,000 or ($.05) per share for the three month period ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had working capital of approximately $850,000. Since its inception, it has incurred losses of approximately $1,920,000. The Company's operations and growth has been funded by loans from third parties, the sale of common stock through September 30, 1998 with gross proceeds of approximately $1,000,000 and the issuance of Series A Convertible Preferred Stock which resulted in net proceeds to the Company of approximately $1,883,000 after expenses. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes.

In April of 1996, the Company entered into an agreement with Tabanica, the 50% owned factory, for future purchases of premium cigars and has paid $617,000. The Company anticipated receiving the premium cigars in monthly shipments of 50,000 commencing in January 1998. As of September 30, 1998, the Company has not received many of these cigars. The company anticipates that shipments of cigars from Tabanica will commence in full in March, 1999. The Company's future commitment of capital resources to the distribution of its brand name cigars will be largely dependent upon market acceptance of these cigars.

In July 1998, the Company opened its second emporium in the Las Olas Riverfront in Fort Lauderdale, Florida. The Company anticipates that it will open its third emporium at the Shops of Sunset Place in the central business district of South Miami, Florida in April 1999. Leasehold improvements for the Sunset Place emporium are expected to cost approximately $400,000.

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

                           PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS
         -----------------

         The Company is not involved in any material litigation

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         -------------------------------------------------

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         None

----------------
    (b)  REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during the six months ended September 30, 1998.


                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                THE HAVANA REPUBLIC, INC.



Dated:   February 5, 1999                       By: /S/
                                                    ---------------------------
                                                    Steven Schatzman, President

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                     DESCRIPTION                         LOCATION
------                     -----------                         --------

1                          Financial Data Schedule                      *1





--------------
*1    Filed electronically pursuant to Item 401 of Regulation S-T.