Form 10QSB
period 1999-03-31
HAVANA REPUBLIC INC/FL
filed 1999-05-12
CIK 1049660

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 1999
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

                                  Yes         No
                                     ------      ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 10, 1999: 18,101,066 shares of common stock, no par value per share.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        PAGE

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
         March 31, 1999 .....................................................  3
      Consolidated Statements of Operations (Unaudited)
         For the Nine Months and Three Months Ended March 31, 1999 and 1998 . 4 Consolidated Statement of Changes in Shareholders' Equity
         For the Nine Months Ended December 31, 1998 ........................  5
      Consolidated Statements of Cash Flows (Unaudited)
         For the Nine Months Ended March 31, 1999 and 1998 ..................  6

      Notes to Consolidated Financial Statements ............................  7

      Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 10


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings ............................................ 13

      Item 4 B Submission of Matters to a Vote of Security Holders .......... 13

      Item 6 - Exhibits and Reports on Form 8-K ............................. 13

      Signatures ............................................................ 13

PART I:   FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS



                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1999




                                     ASSETS


CURRENT ASSETS:
     Cash                                                           $   485,600
     Accounts Receivable                                                 12,677
     Inventory                                                          684,122
     Deposits on Inventory Purchases                                    300,000
                                                                    -----------

          Total Current Assets                                        1,482,399
                                                                    -----------


PROPERTY AND EQUIPMENT, at Cost                                         894,152
                                                                    -----------

OTHER ASSETS:
     Other                                                               11,721
     Deposits on Inventory Purchases                                    260,700
     Investments in 50% Owned Factory                                    50,000
                                                                    -----------

          Total Other Assets                                            322,421
                                                                    -----------

          Total Assets                                              $ 2,698,972
                                                                    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                               $   327,235
     Accrued Expenses                                                   106,537
     Note Payable                                                       190,653
                                                                    -----------

          Total Current Liabilities                                     624,425
                                                                    -----------

COMMITMENTS

SHAREHOLDERS' EQUITY:
     Common Stock, No Par Value, Authorized 50,000,000 Shares;
          Issued and Outstanding 21,790,819 Shares                    3,015,445
     Preferred Stock, No Par Value, Non-Voting,
          Authorized 5,000,000 Shares; Convertible Preferred
          Stock-Series A, Authorized 2,500 Shares:
          863 shares issued and outstanding (Aggregate
          Liquidation Preference of $1,165,050 at March 31, 1999)     1,061,675
     Preferred Stock-Series B, Authorized 200,000 Shares:
          200,000 shares issued and outstanding
          (Aggregate Liquidation Preference of $100,000
          at March 31, 1999)                                             40,000
     Accumulated Deficit                                             (1,939,943)
     Subscription Receivables                                          (102,630)
                                                                    -----------

          Total Shareholders' Equity                                  2,074,547
                                                                    -----------

          Total Liabilities and Shareholders' Equity                $ 2,698,972
                                                                    ===========




                  The accompanying notes are an integral part of these consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS






                                                  For the Nine Months Ended       For the Three Months Ended
                                                  -------------------------       --------------------------
                                                March 31, 1999  March 31, 1998  March 31, 1999  March 31, 1998
                                                --------------  --------------  --------------  --------------

SALES
     Retail Sales                               $    901,164    $    466,012    $    318,019    $    125,104
                                                ------------    ------------    ------------    ------------
          Net Sales                                  901,164         466,012         318,019         125,104

COST OF SALES                                        448,553         268,222         161,358          60,815
                                                ------------    ------------    ------------    ------------

GROSS PROFIT                                         452,611         197,790         156,661          64,289
                                                ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     Store Expenses                                  382,586         237,236         131,162          51,277
     General and Administrative                      233,854         430,634          68,268         141,827
     Professional Fees                               121,827         131,199          35,614          33,958
                                                ------------    ------------    ------------    ------------

          Total Operating Expenses                   738,267         799,069         235,044         227,062
                                                ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                (285,656)       (601,279)        (78,383)       (162,773)
                                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Interest Income                                  35,084          13,339          18,367           3,259
     Other Income                                     49,711          14,388          44,927           4,742
     Interest Expense                                (15,000)        (19,431)         (5,000)         (5,000)
                                                ------------    ------------    ------------    ------------

                                                      69,795           8,296          58,294           3,001
                                                ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (215,861)       (592,983)        (20,089)       (159,772)

PROVISION FOR INCOME TAXES                              --              --              --              --
                                                ------------    ------------    ------------    ------------

NET LOSS                                        $   (215,861)   $   (592,983)   $    (20,089)   $   (159,772)
                                                ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE     $      (0.01)   $      (0.13)   $       --      $      (0.09)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     21,790,918       9,582,718      19,675,326      10,028,485
                                                ============    ============    ============    ============







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 1999








                                    Preferred Stock A & B           Common Stock          Accumulated     Subscription
                                    ---------------------           ------------          -----------     ------------
                                    Shares       Amount         Shares        Amount         Deficit      Receivables       Total
                                    ------       ------         ------        ------         -------      -----------       -----

BALANCE -  June 30, 1998            50,980    $ 1,230,610     18,101,066   $ 2,906,510    $(1,724,082)   $  (137,630)   $ 2,275,408

Conversion of preferred shares        (117)   $  (143,935)     3,689,753       143,935           --             --             --

Revaluation of common shares
     issued in exchange for
     for future services on
     September 30, 1998               --             --             --         (35,000)          --           35,000           --
Preferred shares issued to
     pay accrued salaries          150,000         15,000           --            --             --             --           15,000
Net loss for the six months
     ended December 31, 1998          --             --             --            --         (215,861)          --         (215,861)
                                   -------    -----------     ----------   -----------    -----------    -----------    -----------

BALANCE -  December 31, 1998       200,863    $ 1,101,675     21,790,819   $ 3,015,445    $(1,939,943)   $  (102,630)   $ 2,074,547
                                   =======    ===========     ==========   ===========    ===========    ===========    ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        For the Nine Months Ended
                                                                        -------------------------
                                                                      March 31, 1999)  March 31, 1998
                                                                      ---------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                           $  (215,861)   $  (592,983)
     Adjustments to Reconcile Net Loss to Net Cash Used in
          Operating Activities:

     Depreciation and Amortization                                           85,044         51,597
          Common Stock Issude for Services                                     --          142,970

     (Increase) Decrease in:
          Accounts Receivable                                               (11,096)        (5,331)
          Inventory                                                          89,291       (296,601)
          Prepaid Expenses and Other                                          8,095         (2,500)
          Deposits on Inventory Purchases                                    56,000       (175,000)
          Other                                                                --           20,320

     Increase (Decrease) in:
          Accounts Payable                                                  174,399         14,191
          Accrued Expenses                                                   16,484         26,211
          Deferred Membership Revenue                                        (4,784)       (14,358)
          Due to Related Party                                                 --             (750)
                                                                        -----------    -----------

               Net Cash Used in Operating Activities                        197,572       (832,234)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                                 (504,748)      (239,521)
                                                                        -----------    -----------

          Net Cash Used in Investing Activities                            (504,748)      (239,521)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Common Stock                                    --           50,000
     Proceeds from Issuance of Preferred Stock Series A                        --        1,883,450
     Repayment of Note Borrowings                                              --         (209,347)
                                                                        -----------    -----------

          Net Cash Provided by Financing Activities                            --        1,724,103
                                                                        -----------    -----------

Net Increase (Decrease) in Cash                                            (307,176)       652,348

Cash - Beginning of Year                                                    792,776        219,294
                                                                        -----------    -----------

Cash - End of Year                                                      $   485,600    $   871,642
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid during the Year for Interest                             $      --
                                                                        ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Preferred shares issued for accrued salaries                       $    15,000
                                                                        ===========

     Recognition of Preferred Stock Dividend on Beneficial Conversion   $      --
                                                                        ===========




                  The accompanying notes are an integral part
                         of these financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




Note 1.  BASIS OF PRESENTATION
         ---------------------

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended June 30, 1998, of The Havana Republic, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results for the full fiscal year ending June 30, 1999.


Note 2.  LOSS PER SHARE
         --------------

The Company has adopted Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("FAS 128") which requires the dual presentation of basic and diluted earnings per share for the periods ending after December 15, 1997. Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period (the 9 months ended March 31, 1998, include preferred stock dividends on beneficial conversions), by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during each period. In accordance with the provisions of FAS 128, the Company has retroactively restated earnings per share.

Note 3.  INVENTORIES
         -----------

         The major classes of inventories are as follows:

                                                                  MARCH 31, 1999

Cigars   ............................................             $     361,818
Accessories..........................................                   322,304
                                                                  -------------
                                                                  $     684,122
                                                                  =============

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)








Note 4.  Shareholders'  Equity

COMMON STOCK

In November 1997, the Company issued 644,026 and 90,000 common shares valued at a fair market value of $1.17 per share for future construction services rendered in connection with the construction of leased premises housing the Company's future stores and printing services, respectively. Accordingly, as of November 1997 the Company had recorded a subscription receivable and had a related charge to common stock amounting to $855,299. The Company adjusted the subscription value of these shares in September 1998, to reflect the fair market value of $.1875 per share aggregating $137,630. As of September 30, 1998, the Company reduced the value by an additional $35,000 and had not received any services related to these shares.

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

During the three months ended March 31, 1999, Series A Preferred Shareholders converted 117 preferred shares into 3,689,753 common shares. Between April 5, 1999, and April 20, 1999, an additional 183 Series A preferred shares were converted into 4,040,384 common shares.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



Note 5.  OTHER
         -----

NICARAGUAN FACTORY AND DISTRIBUTION

The Company invested $50,000 in January 1997 for a 50% interest in Tabanica, a Nicaraguan corporation, which owns a manufacturing facility in Jalapa, Nicaragua. The Company has the right to purchase cigars from Tabanica at cost plus 50% through October 31, 2001. The Company believes that this arrangement will provide it with a continuous source of premium cigars and an ability to develop its own private label brand cigar. However, the operation of manufacturing facilities outside of the United States, especially in less developed countries such as Nicaragua, is subject to numerous risks, including political and currency instability, currency control and exchange regulations, and import and export regulations, any of which could have a material adverse effect upon the Company's cigar supply. The initial reason for the delay was due to a dispute with Banana Republic relating to the label. The Company is in the process of resolving this dispute and anticipates the resolution will not have a material effect. In addition, the recent hurricane in Nicaragua has affected the expected delivery of cigars. Therefore it is not possible to predict whether the Company's investment in and agreement with Tabanica will result in a stable and long-term supply of premium cigars. Whether the Company will timely recover the deposits depends on inventory purchases. The Company is in the process of developing a wholesale operation for the distribution of the private label brand cigar. The Company has accounted for $300,000 of the deposit on inventory purchases as current. In March, 1999, the Company received $50,000 from Tabanica and reduced the deposit. In addition, the Company received $6,000 of cigars. Subsequent to March 31, 1999, the Company expects to begin receiving approximately $25,000 per month of cigars.

Note 6.  COMPREHENSIVE INCOME
         --------------------

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheets, including foreign currency translation adjustments. For the nine months ended March 31, 1999 and 1998, the Company had no comprehensive income.

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


RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1999  COMPARED TO NINE  MONTHS ENDED MARCH 31, 1998

Net sales for the nine months ended March 31, 1999 were $901,000, an increase of 93% as compared to sales for the nine months ended March 31, 1998 which were $466,000. This increase of $435,000 is attributable primarily to the fact that for the nine months ended March 31, 1998, the Company only had one emporium operational. The Company's new Las Olas store accounted for $558,000 of sales for the nine months. Cost of sales was $449,000 or 50% of sales for the nine months ended March 31, 1999 as compared to $268,000 or 58% of sales for the nine months ended March 31, 1998. This decrease as a percentage of sales was primarily a result of a decrease in cigar costs in relation to the sales volume. The costs declined as more product became available and with the Company's increased buying power.

Gross profit was $453,000 or 50% of sales for the nine months ended March 31, 1999 as compared to gross profit of $198,000 or 42% of sales for the nine months ended March 31, 1998. The increase in the gross profit is due to the new emporium on Las Olas and maintaining premium prices at this new emporium and improved purchasing power.

Store expenses, which include marketing and advertising expenses, depreciation, rent and salary costs, were $382,000 or 43% of sales for the nine months ended March 31, 1999 as compared to $237,000 or 51% of sales for the nine months ended March 31, 1998. The percentage decrease in store expenses in relationship to sales is primarily attributed to the fact that the Company opened its second store during June 1998 and has implemented operating efficiencies in payroll and other costs reducing store operating costs to an average of $191,000 per store for the nine months as compared to the operation of one store in 1998 with costs of $237,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $234,000 or 26% of sales for the nine months ended March 31, 1999 as compared to $431,000 or 92% of sales for the nine months ended March 31, 1998. The decrease in relation to sales is primarily attributable to the reduction of promotional costs and implementing operational efficiencies.

Other income includes an increase in interest income on funds received in a private offering and proceeds of approximately $50,000 from the settlement of a dispute relating to delays in opening the Company's Las Olas emporium.

As a result of the foregoing factors, the Company incurred losses of approximately $216,000 or ($.01) per share for the nine months ended March 31, 1999 as compared to a loss of approximately $593,000 or ($.13) per share for the nine month period ended March 31, 1998. The per share less in 1998 includes $.07 attributable to preferred stock dividends on beneficial conversions.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net sales for the three months ended March 31, 1999 were $318,000, an increase of 154% as compared to sales for the three months ended March 31, 1998 which were $125,000. This increase of $193,000 is attributable primarily to the fact that for the three months ended March 31, 1998, the Company only had one emporium operational. The Company's new store accounted for a $225,000 increase offset by a reduction of approximately $32,000 in the Company's Weston store.

Gross profit was $157,000 or 49% of sales for the three months ended March 31, 1999 as compared to gross profit of $64,000 or 51% of sales for the three months ended March 31, 1998.

Store expenses, which include marketing and advertising expenses, depreciation, rent and salary costs, were $131,000 or 41% of sales for the three months ended March 31, 1999 compared to $51,000 or 41% of sales in 1998.

General and administrative costs decreased by approximately $73,000 in 1999 compared to the previous quarter previously due to Company promotional costs incurred in developing the Company in the marketplace and operational efficiencies.

Other income includes an increase in interest income on funds received in a private offering and proceeds of approximately $50,000 from the settlement of a dispute relating to delays in opening the Company's Las Olas emporium.

As a result of the foregoing factors, the Company sustained losses of approximately $20,000 or ($.00) per share for the three months ended March 31, 1999 as compared to a loss of approximately $160,000 or ($.09) per share for the three month period ended March 31, 1998. The per share loss in 1998 includes $.07 attributable to preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES


At March 31, 1999, the Company had working capital of approximately $858,000. Since its inception, it has incurred losses of approximately $1,940,000. The Company's operations and growth has been funded by loans from third parties, the sale of common stock with gross proceeds of approximately $1,000,000 and the issuance of Series A Convertible Preferred Stock which resulted in net proceeds to the Company of approximately $1,883,000 after expenses. These funds have been used for working capital, capital expenditures,

In April of 1996, the Company entered into an agreement with Tabanica, the 50% owned factory, for future purchases of premium cigars and has paid $617,000. The Company anticipated receiving the premium cigars in monthly shipments of 50,000 commencing in January 1998. As of March 31, 1999, the Company has not received many of these cigars. The initial reason for the delay was the Company's dispute with Banana Republic. The company is in the process of resolving this dispute and anticipates the costs will not be material and that shipments of cigars from Tabanica will commenced in March, 1999. The Company's future commitment of capital resources to the distribution of its brand name cigars will be largely dependent upon market acceptance of these cigars.

Around July 1, 1998, the Company opened its second emporium in the Las Olas Riverfront in Fort Lauderdale, Florida. The Company anticipates that it will open its third and largest emporium at the Shops of Sunset Place in the central business district of South Miami, Florida on June 1, 1999. Leasehold improvements for the Sunset Place emporium are expected to cost approximately $400,000 to $500,000. The Company is also constructing a fully interactive E commerce site which will be operational in June, 1999.

The Company has no other material commitments for capital expenditures. The Company believes that it has sufficient liquidity to meet all of its cash requirements for the next 12 months and that subsequent store and distribution sales would provide sufficient cash flows to meet their operating needs and grow its regional market share. The Company believes, however, that additional funding will be necessary to expand into markets outside of South Florida.


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

         The Company is not involved in any material litigation

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         -------------------------------------------------

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         None


    (b)  REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE HAVANA REPUBLIC, INC.



Dated:   May 10, 1999                      By:/S/ STEVEN SCHATZMAN
                                              --------------------------------
                                                  Steven Schatzman, President

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                     DESCRIPTION                              LOCATION
------                     -----------                              --------

1                          Financial Data Schedule                          *1










*1    Filed electronically pursuant to Item 401 of Regulation S-T.