Form 10KSB
period 1999-06-30
HAVANA REPUBLIC INC/FL
filed 1999-10-18
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1999

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,177,674

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 27, 1999 was approximately $2,275,000. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

There were 30,076,693 shares of the registrant's common stock outstanding as of September 27, 1999.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS







                                    CONTENTS


                                                                           Page

Report of Independent Certified Public Accountants............................2

Financial Statements:

  Consolidated Balance Sheet..................................................3

  Consolidated Statements of Operations.......................................4

  Consolidated Statements of Changes in Shareholders' Equity..................5

  Consolidated Statements of Cash Flows.......................................6

  Notes to Consolidated Financial Statements...............................7-16

To the Board of Directors
The Havana Republic, Inc. and Subsidiaries
Weston, Florida



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of The Havana Republic, Inc. (a Colorado corporation) and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Havana Republic, Inc. and Subsidiaries as of June 30, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




West Palm Beach, Florida
September 22, 1999

                       CONSENT OF INDEPENDENT ACCOUNTANTS



         We consent to the inclusion in this annual report on Form 10-KSB of our report dated September 22, 1999, on our audit of the consolidated financial statements of The Havana Republic, Inc. and Subsidiaries. We also consent to the reference to our firm under the caption "Experts".







Butner & Kahle, CPAs, PA
West Palm Beach, Florida
September 22, 1999

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 1999


                                     ASSETS


CURRENT ASSETS:
     Cash                                                               $   705,150
     Accounts Receivable                                                      5,960
     Inventory                                                              775,362
     Deposits on Inventory Purchases                                        300,000
                                                                        -----------

          Total Current Assets                                            1,786,472
                                                                        -----------

PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated Depreciation  and
     Amortization of $130,010)                                              908,193
                                                                        -----------

OTHER ASSETS:
     Other                                                                   10,478
     Deposits on Inventory Purchases                                        216,600
     Investments in 50% Owned Factory                                        50,000
                                                                        -----------

          Total Other Assets                                                277,078
                                                                        -----------

          Total Assets                                                  $ 2,971,743
                                                                        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                   $   273,258
     Accrued Expenses                                                       195,602
     Deferred Membership Revenue                                             11,695
     Current Portion of Note and Debentures Payable                         190,653
                                                                        -----------

          Total Current Liabilities                                         671,208
                                                                        -----------

Note and Debentures Payable, Less Current Portion                           224,098
                                                                        -----------


COMMITMENTS

SHAREHOLDERS' EQUITY:
     Preferred Stock, No Par Value,
          Authorized 5,000,000 Shares;
          Convertible Preferred Stock-Series A,
               Authorized 2,500 Shares: 586 shares issued and
               and outstanding (Aggregate Liquidation
               Preference of $791,100 at June 30, 1999)                     720,906
          Preferred Stock-Series B, Authorized 200,000 Shares:
               200,000 shares issued and outstanding
               (Aggregate Liquidation Preference of $100,000
               at June 30, 1999)                                             40,000
     Common Stock, No Par Value, Authorized 50,000,000 Shares;
          Issued and Outstanding 28,276,693 Shares                        3,771,386
     Accumulated Deficit                                                 (2,241,480)
     Subscriptions Receivable                                              (214,375)
                                                                        -----------


          Total Shareholders' Equity                                      2,076,437
                                                                        -----------


          Total Liabilities and Shareholders' Equity                    $ 2,971,743
                                                                        ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Year Ended
                                                  ------------------------------
                                                  June 30, 1999    June 30, 1998
                                                  ------------------------------

SALES
     Retail Sales                                  $  1,162,805    $    581,113
     Memberships                                         14,869          14,177
                                                   ------------    ------------

          Net Sales                                   1,177,674         595,290

COST OF SALES                                           623,458         359,111
                                                   ------------    ------------

GROSS PROFIT                                            554,216         236,179

OPERATING EXPENSES:
     Store Expenses                                     512,123         249,014
     General and Administrative                         366,780         499,268
     Depreciation and Amortization                       76,965          43,800
     Professional Fees                                  104,547         202,538
                                                   ------------    ------------

          Total Operating Expenses                    1,060,415         994,620
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (506,199)       (758,441)
                                                   ------------    ------------

OTHER INCOME (EXPENSE):
     Interest Income                                     27,136          24,352
     Interest Expense                                   (38,335)        (23,431)
                                                   ------------    ------------
                                                        (11,199)            921
                                                   ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (517,398)       (757,520)

PROVISION FOR INCOME TAXES                                 --              --
                                                   ------------    ------------

NET LOSS                                           $   (517,398)   $   (757,520)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE        $      (0.02)   $      (0.14)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        20,931,505      10,101,541
                                                   ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Year Ended June 30, 1999 and 1998





                                             Preferred Stock A & B        Common Stock        Accumulated  Subscription
                                             ---------------------     -------------------    -----------  ------------
                                              Shares       Amount      Shares       Amount      Deficit     Receivables     Total
                                              ------       ------      ------       ------      -------     -----------     -----

BALANCE -  June 30, 1997                        --       $     --     9,121,00   $1,138,070    $(266,562)     $    --    $  871,508

Shares issued in connection with offering       --             --       38,460       50,000          --            --        50,000

Issuance of preferred stock series A           2,100      1,883,450        --            --          --            --     1,883,450

Issuance of preferred stock series B          50,000         25,000        --            --          --            --        25,000

Recognition of preferred stock dividend for
     beneficial conversion feature              --          700,000        --            --     (700,000)          --           --

Conversion of preferred stock series A        (1,120)    (1,377,840) 7,922,581    1,377,840          --            --           --

Issuance of common shares in exchange for
     services                                   --             --      285,000      202,970          --            --       202,970

Issuance of common shares in exchange for
     future services                            --             --      734,025      137,630          --      (137,630)         --

Net loss for the year ended June 30, 1998       --             --          --            --     (757,520)         --       (757,520)
                                             -------    ----------  ----------   -----------  ----------   -----------   ----------

BALANCE -  June 30, 1998                      50,980    $1,230,610  18,101,066   $2,906,510  $(1,724,082)  $ (137,630)   $2,275,408

Conversion of preferred stock series A          (394)     (484,704)  9,425,627      484,704          --            --           --

Revaluation of common shares issued in
     exchange for for future services           --             --          --       (35,000)         --        35,000           --

Construction services rendered for
     subscriptions receivable                   --             --          --           --           --         8,255         8,255

Preferred shares series B issued to pay
     accrued salaries                         15,000        15,000         --            --          --            --        15,000

Common shares issued for future services        --             --      750,000      120,000          --      (120,000)          --

Beneficial interest relating to warrants
    and convertible debentures                  --             --          --       295,172          --            --       295,172

Net loss for the year ended June 30, 1999       --             --          --            --     (517,398)          --      (517,398)
                                             -------    ----------  ----------  -----------  -----------  -----------   -----------

BALANCE - June 30, 1999                      200,586    $  760,906  28,276,693  $ 3,771,386  $(2,241,480) $  (214,375)  $ 2,076,437
                                             =======    ==========  ==========  ===========  ===========  ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For the Year Ended
                                                                                  -----------------------------
                                                                                  June 30, 1999  June 30, 1998
                                                                                  -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                     $  (517,398)   $  (757,520)
     Adjustments to Reconcile Net Loss to Net Cash Used in
          Operating Activities:

          Depreciation and Amortization                                                74,634         43,800
          Common Stock Issued in Exchange for Services                                   --          157,970
          Preferred Stock Issued in Exchange for Services                                --           25,000
          Amortization of Beneficial Conversion Feature on Debentures and Notes        19,270           --

          (Increase) Decrease in:
               Accounts Receivable                                                     (4,379)            87
               Inventory                                                               (1,949)      (295,559)
               Prepaid Expenses and Other                                              40,257          4,743
               Deposits on Inventory Purchases                                        100,100       (175,000)
               Other                                                                    2,331         20,170

           Increase (Decrease) in:
               Accounts Payable                                                       120,422         55,039
               Accrued Expenses                                                       105,549         63,614
               Deferred Membership Revenue                                              6,911        (14,358)
               Due to Related Party                                                      --             (750)
                                                                                  -----------    -----------

                    Net Cash Used in Operating Activities                             (54,252)      (872,764)
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                                           (533,374)      (277,857)
                                                                                  -----------    -----------

                    Net Cash Used in Investing Activities                            (533,374)      (277,857)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Common Stock                                              --           50,000
     Proceeds from Issuance of Preferred Stock Series A                                  --        1,883,450
     Repayment of Note Borrowings                                                        --         (209,347)
     Proceeds from Issuance of Debentures                                             500,000           --
                                                                                  -----------    -----------

                    Net Cash Provided by Financing Activities                         500,000      1,724,103
                                                                                  -----------    -----------

Net Increase (Decrease) in Cash                                                       (87,626)       573,482

Cash - Beginning of Year                                                              792,776        219,294
                                                                                  -----------    -----------

Cash - End of Year                                                                $   705,150    $   792,776
                                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid during the Year for Interest                                       $      --      $    26,653
                                                                                  ===========    ===========
     NONCASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of Common Stock for Services                                        $    85,000    $   182,630
                                                                                  ===========    ===========
     Recognition of Preferred Stock Dividend on Beneficial Conversion             $      --      $   700,000
                                                                                  ===========    ===========

     Issuance of Preferred Stock-Series B for Services                            $    15,000    $    25,000
                                                                                  ===========    ===========

     Beneficial Interest Relating to Warrants and Convertible Debentures          $   295,172    $      --
                                                                                  ===========    ===========

     Conversion of Preferred Stock to Common Stock                                $   484,704    $      --
                                                                                  ===========    ===========
     Construction Services Rendered for Subscription Receivable                   $     8,255    $      --
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

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Capitalization and Reverse Acquisition

The Havana Republic, Inc. (Colorado) (The "Colorado Company") was organized under the laws of the State of Colorado on May 31, 1995. The Colorado Company is authorized to issue 50,000,000 shares of its no par common stock and 5,000,000 shares of its no par value preferred stock.

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

Business

The Company is engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. In addition, the Company has developed its own brand name cigar for sale to the wholesale and retail markets.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash in money market funds with high credit quality institutions. As of June 30, 1999, the Company had $655,281 in one financial institution with the excess over $100,000 not covered by FDIC insurance and which, therefore, did not limit the Company's amount of credit risk. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.

Inventory

Inventory consisting principally of cigars and accessories, is valued at the lower of cost (first-in, first-out) or market.

Deposits on Inventory Purchases

Deposits on inventory purchases consist of payments to the Company's 50% owned affiliate to secure the purchase of cigar inventory. All transactions are in U.S. dollars. As of June 30, 1998, the Company had not received any cigars from the 50% owned affiliate. The postponement in delivery of the cigars was due to the delay in the opening of the Company's Fort Lauderdale store and issues regarding the Company's cigar label. The Company began receiving shipments of cigars in January 1999. During the year ended June 30, 1999, the Company received approximately 50,000 cigars for $50,000 and also received a cash refund from the factory for $50,000. Accordingly, as of June 30, 1999, the Company has deposits on inventory purchases amounting to $516,600. The Company will continue to receive shipments of these cigars and expects to receive approximately 25,000 cigars per month during fiscal 2000. However, a deposit on inventory purchases outside of the United States, especially in less developed countries such as Nicaragua, is subject to numerous risks, including political and currency instability, currency control and exchange regulations, and import and export regulations, any of which could have a material adverse effect upon the Company's deposit.

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

Loss per Common Share

The Company uses Statement of Financial Accounting Standard No. 128-Earnings per Share ("FAS 128") which requires the dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. For the year ended June 30, 1998, net loss has been adjusted for deemed dividends on the convertible preferred stock amounting to $700,000 to arrive at net loss available to common shareholders.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)







NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues from product sales are recognized when the customer purchases the product. The Company also sells three types of annual smoking club memberships ranging in price from $250 to $750. Revenue from membership is recognized over a 12-month period from purchase date. The Company has deferred membership revenue amounting to $11,695 and $4,784 as of June 30, 1999 and 1998, respectively.

Recent Accounting Pronouncements

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

The effect of adopting SFAS 133 is not expected to be material to the Company's consolidated financial statements or notes to consolidated financial statements.


NOTE 2 - INVESTMENT IN 50% OWNED FACTORY

The Company invested $50,000 in January 1997 for a 50% interest in a company owning a factory located in Jalapa, Nicaragua. The Company has the right to purchase cigars from the factory at cost plus 50% through October 31, 2001. However, the operation of manufacturing facilities outside of the United States, especially in less developed countries such as Nicaragua, is subject to numerous risks, including political and currency instability, currency control and exchange regulations, and import and export regulations, any of which could have a material adverse effect upon the Company's cigar supply. The investment is being carried at cost, which based on the limited information available, the Company believes that the financial statements would not be materially different than if carried on the equity method.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




NOTE 3 - PROPERTY AND EQUIPMENT

The major classifications of property and equipment at June 30, 1999 are as follows:

    Computers and software                                  $     13,921
     Furniture and fixtures                                      163,373
     Office equipment                                             58,937
     Leasehold improvements                                      801,972
                                                            ------------
                                                               1,038,203
    Accumulated depreciation                                    (130,010)
                                                            ------------
                                                            $   908,193
                                                            ===========

Depreciation expense amounted to $74,634 and $41,469 for the years ended June 30, 1999 and 1998, respectively.

NOTE 4 - INVENTORY

The major classes of inventory at June 30, 1999 are as follows:

     Cigars                                                $   390,952
     Accessories                                               384,410
                                                           -----------

                                                           $   775,362
                                                           ===========
NOTE 5 - NOTE AND DEBENTURES PAYABLE

At June 30, 1999, note and debentures payable consisted of the following:

Note payable - third party. Interest shall accrue at a rate equal to ten percent (10%) simple interest per annum. As of June 30, 1999, the Company owed the third party $190,653. Subsequent to year-end, the Company repaid the note through the issuance of 2,400,000 common shares (which includes 600,000 shares returned as described in note 8) and the payment of $30,000 in cash.

$ 190,653

8% convertible debentures (net of original issue discount of $275,902). See (a) below.
                                                                 224,098
                                                           -------------
                                                                 414,751

Less: current maturities                                        (190,653)
                                                           -------------
                                                           $     224,098
                                                           =============

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




NOTE 5 - NOTE AND DEBENTURES PAYABLE (Continued)

 (a) Convertible Debentures

On June 22, 1999, the Company placed $500,000 face amount of 8% convertible debentures due with accrued interest on or before June 21, 2002. The Company also issued 4,000,000 warrants to the debenture holders to purchase 4,000,000 shares of the Company's common shares between June 22, 1999 and June 21, 2002 at the following prices per share:

                  2,000,000 shares at $.10 per share
                  1,000,000 shares at $.13 per share
                  1,000,000 shares at $.16 per share

The Company has valued the warrants and allocated $228,000 of the proceeds to the debt and $277,223 to the warrants. The $277,223 discount is being amortized as interest over the three-year life of the debentures. $1,321 has been amortized during the year ended June 30, 1999.

The debentures are convertible 120 days from June 22, 1999 into common shares at a price equal to the lesser of 65% of the average closing bid price for the five trading days preceding conversion or $.078 per share. The Company, at its option, may elect to pay on the maturity date all accrued interest in shares of its common stock pursuant to the conversion formula. The Company has allocated $269,230 to the beneficial conversion feature based on that feature's intrinsic value assuming the conversion terms most beneficial to the debenture holder and is being amortized as interest expense over a 120-day period commencing June 22, 1999. Amounts allocated to the warrants and the beneficial conversion feature aggregating $531,000 have been credited to capital stock. As of June 30, 1999, the Company has reserved 4,000,000 shares for the exercise of warrants and approximately 6,400,000 shares for the conversion of debentures.

Long-term debt maturing at June 30 for the next five years and thereafter is as follows:

          2000                                        $  190,653
          2002                                           224,098
                                                      ----------

                                                      $  414,751
                                                      ==========

NOTE 6 - INCOME TAXES

To date, the Company has incurred tax operating losses and therefore, has generated no income tax liabilities. As of June 30, 1999, the Company has generated net operating loss carryforwards totaling approximately $1,417,000, which are available to offset future taxable income, if any, through 2020. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)





NOTE 6 - INCOME TAXES (Continued)

As of June 30, 1999, the components of the net deferred tax asset are as follows:

    Deferred Tax Assets:
         Net operating loss carryforward                        $   547,000
         Valuation allowance                                       (547,000)
                                                                -----------


          Net deferred tax                                     $    --
                                                               ============


NOTE 7 - COMMITMENTS

Operating Leases

The Company has operating leases for store facilities expiring through 2002 to 2004. The lease agreements require the Company to pay real estate taxes, maintenance and other operating expenses associated with the space leased and is personally guaranteed by the officers of the Company. The store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts, as well as increases in the consumer price index. Total rent expense for the year ended June 30, 1999 and 1998 amounted to $185,242 and $57,545, respectively.

Future minimum rental commitments as of June 30, 1999 are as follows:

         2000                                        $     191,724
         2001                                              192,723
         2002                                              182,239
         2003                                              155,600
         2004                                               84,160
         Thereafter                                        439,736
                                                     -------------

                                                     $   1,246,182
                                                     =============

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

In November 1997, the Company issued 644,026 and 90,000 common shares valued at a fair market value of $1.17 per share for future construction services rendered in connection with the construction of leased premises housing the Company's future stores and printing services, respectively. Accordingly, as of November 1997 the Company had recorded a subscription receivable and had a related charge to property and equipment amounting to $855,299. As of June 30, 1999, the Company had received services relating to shares amounting to $8,255. The Company adjusted the value of the remaining shares and the subscription receivable to reflect the fair market value of $.14 per share. As of June 30, 1999, subscription receivables relating to the remaining 690,000 shares amounted to $94,375. Subsequent to year-end, the construction company returned 600,0000 common shares to the Company at a fair value of $77,500, thus reducing the subscription receivable to $16,875.

In November 1997, the Company issued 135,000 common shares valued at a fair market value of $1.17 per share for professional services rendered.

On November 7, 1997, the Board of Directors adopted a Stock Option Plan (the "Plan"). This Plan provides for the grant of Incentive Stock Options and Non-qualified Stock Options to employees selected by the Board of Directors or Compensation Committee. The Plan also sets forth applicable rules and regulations for Stock Options granted to non-employee directors. To date, 135,000 options each have been granted to the Company's two chief operating officers to acquire 135,000 shares at the market price on the date of grant.

On April 2, 1998, the Board of Directors issued to each of Stephen Schatzman and Alex Gimelstein stock options to purchase up to 500,000 shares of the Company's common stock at a price of $.30 per share, the quoted market price at that date. On June 30, 1998, the Company rescinded these options.

In consideration of the Company's attorney accepting a reduced fee, the Board of Directors issued Mr. Littman 150,000 shares of common stock. The value of the consideration, $45,000 based on the quoted market value, is being amortized over a twelve-month period beginning April 1998. As of June 30, 1998, the Company had deferred costs amounting to $33,750 included in prepaid expenses and other on the accompanying balance sheet. During fiscal 1999, these deferred costs have been expensed and are included in professional fees in the accompanying statement of operations.

During July 1998, the Company issued 750,000 shares of common stock for public relations services to be performed in the future. The agreement was subsequently rescinded and the Company expects to receive these shares back in the near future. Accordingly, these shares were valued at fair value and the Company recorded a subscription receivable as of June 30, 1999.

See Note 5 relating to 8% convertible debentures payable.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)

Subsequent to year-end, the Company repaid a note payable by payment of $30,000 in cash as well as the issuance of an aggregate of 2,400,000 shares of the Company's common stock, 600,000 shares which were reissued from previously outstanding shares and freely tradable and the remaining 1,800,000 common shares restricted pursuant standard Rule 144 legend.

On April 14, 1999, two officers were granted options to acquire 1,000,000 shares of the Company's common stock at an exercise price of $.06 per share. The warrants are exercisable commencing April 14, 1999 for a period of five years. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 20% risk-free interest rate of 4.5%, and an expected life of 60 months.


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

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Preferred Stock (Continued)

Certain holders of the Series A Convertible Preferred Stock were issued (i) an option to purchase an aggregate of 200,000 shares of common stock for two years at an exercise price of $1.92 per common share and (ii) an option to purchase an aggregate of 200,000 shares of common stock for two years an exercise price of $2.88 per common share. As of June 30, 1999, these options are still outstanding. During the three-month period ended June 30, 1998, certain holders of the Series A Preferred Stock converted 1,120 preferred shares into 7,922,581 shares of the Company's common stock. For the year ended June 30, 1999, Series A Preferred Shareholders converted 394 preferred shares into 9,425,627 common shares. As of June 30, 1999, the remaining 586 shares of Series A Preferred Stock may be converted, at the holder's option, into shares of common stock.

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

On December 9, 1998, the Board of Directors authorized the creation of 150,000 additional shares of Series B Preferred Stock that will bring the total authorized Series B Preferred Stock to 200,000 shares. Each share ("Share") of Series B preferred Stock issued shall be entitled to 400 votes, but the Shares are not entitled to any dividends. The Shares shall be restrictive securities and not convertible into shares of the Company's common stock; 75,000 shares were issued to each of two officers for forgiveness of an aggregate of $15,000 in accrued salaries.

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

NOTE 10 - RISK AND UNCERTAINTY

Although the Company carries general liability insurance, it has no health hazard policy. There can be no assurance that the Company will not be subject to liability which is not covered by its general liability insurance, and such liability could have a material adverse effect upon its business.

PART I

Item 1. Description of Business

GENERAL

         The Havana Republic, Inc., a Florida corporation (the "Company") was formed on March 10, 1996. The Company is engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. The Company opened its first emporium in January 1997 in Weston, Florida, its second emporium opened in June 1998 in the Las Olas Riverfront in Fort Lauderdale, Florida and its third emporium opened in May 1999 in downtown South Miami, Florida. The Company also sells its cigars and accessories over the Internet through its fully interactive e-commerce cite, Havana Republic.com.

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

         The Company distributes premium cigars purchased from Tabanica, S.A. ("Tabanica"), a Nicaraguan corporation of which it owns a 50% equity interest. Tabanica operates a factory located in Jalapa, Nicaragua The factory currently has the capacity to produce premium hand-rolled cigars at the rate of approximately 2 million cigars per year, which capacity can be further expanded. Even though the Company owns 50% of Tabanica, it does not control that company's board of directors or management.

THE MARKET

         The Company believes that the market for cigars has stabilized and does not anticipate the market to grow. It is estimated that cigar sales in the United States amount to more than $1 billion at the retail level.


THE EMPORIUMS

         The Company currently operates three emporiums, seven days a week. The Company's first emporium is located in Weston, Florida. The emporium consists of an upscale retail cigar emporium and private club section covering a total of 2,000 square feet. The private club section is designed for leisurely smoking complemented by satellite television, coffee, expresso and soft drinks. Individual humidors (in excess of 100) are leased to patrons for storing their cigars. Sales of cigars amount to approximately 70% of total sales and sales of accessories, such as humidors, lighters, cigar cutters, etc., account for the balance. The club's decor is luxurious and upscale with generous utilization of mahogany and marble. A minimum of two to five employees are required on the premises. The cost of the furniture, fixtures and equipment required to open a single emporium/club is approximately $500,000. Initial inventory at an emporium costs approximately $300,000.

         The Company's second emporium was opened in June 1998 in the Las Olas Riverfront in Ft. Lauderdale, Florida and the Company's third emporium opened in downtown South Miami, Florida in May 1999. The Company intends to expand its retail operations through the opening of additional emporiums in South Florida and in other cities in the United States in which it believes there is a local market for premium cigars. Additional openings will be dependent upon the availability of financing. However, there can be no assurances that the Company will be able to successfully obtain locations or financing.


THIRD-PARTY SUPPLIERS

         Havana Republic is presently able to purchase premium cigars directly from almost all manufacturers such as La Gloria Cubana, Padron, General Cigar, Consolidated, Fuentes and Dunhill, and is not dependent upon any one supplier for cigars. However, there are no assurances that any or all of the suppliers will continue to have available product. The Company intends to continue to purchase directly from manufacturers and supplement its inventory with cigars from the Tabanica factory.

COMPANY BRAND CIGARS

         In 1997, the Company entered into a contract with Tabanica, a cigar manufacturer in Nicaragua, for the purchase of 625,000 cigars. The purchase price for the cigars was $616,000, all of which has been paid. The Company owns a 50% equity interest in Tabanica. However, the Company does not control its management or board of directors. Tabanica will manufacture the cigars, and box them for the Company in Nicaragua and deliver the cigars, F.O.B Managua, Nicaragua for transport to the U.S. in lots of 25,000 cigars per month. The Company commenced taking delivery of the first shipment of cigars from Tabanica in January 1998 and shipments have increased in Fiscal 1998. The Company also has the right to purchase additional cigars at cost plus 50%. The Company must provide, at its own cost, all boxes, labels and binders, which is not a material cost with respect to the cost of the cigars. The Company intends to sell the cigars manufactured by Tabanica in its emporiums and to distributors for resale.

         The Company's 50% interest in Tabanica, gives the Company the opportunity to purchase premium cigars at favorable prices and maintain consistency in their blend and quality. Tabanica's factory consists of two buildings of approximately 27,000 square feet. Tabanica leases approximately 170 acres within five miles of the factory to grow tobacco. Tabanica employs sixty people engaged primarily in the manufacturing process which takes place in one of the two factory buildings. Tabanica's other shareholder is Merardo Padron, its president, who is in charge of its day to day operations. The manufacturing capacity of the factory is presently 2 million cigars per year, which can be expanded through the utilization of the factory's second building and the hiring of additional employees.

         The manufacturing process for premium cigars includes the selection, purchase and aging of the tobacco and the hand rolling of the cigars. The tobacco will be selected by Tabanica upon consultation with the Company based upon its flavor and quality. The availability and quality of tobacco varies from season to season as a result of such factors as weather conditions and the demand for the tobacco. As a result of the difference in taste between different lots, the Tabinica, in conjunction with the Company, will be required to continuously reformulate the tobaccos in its premium cigars in order to maintain a consistent taste.

         The particular tobacco blend for each of the Company's cigars is formulated from different tobaccos. The Company's premium cigars will use long-filler tobacco primarily from Nicaragua. The Company will also obtain tobacco from the Dominican Republic, Indonesia, Ecuador and Mexico, to be used as binders, fillers and as wrappers for the cigars.

COMPETITION

         Competition affecting the Company's emporiums comes from other retail tobacco and cigar stores, liquor stores, convenience stores and mail order. In South Florida, the largest retailer of premium cigars is Mikes' Cigars in Bal Harbour. Many other retailers also sell premium cigars and as competition has increased. Competition is based upon diversity of brands and price. The location of the Company's emporiums is also a major factor. Accordingly, the Company intends to locate its emporiums in high-profile, high traffic sites in populated areas.

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

         Although federal law has required health warnings on cigarettes since 1965, there is no federal law requiring that cigars carry such warnings. However, California requires "clear and reasonable" warnings to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation. Although similar legislation has been introduced in other states, no action has been taken. However, since 1988, most cigars sold in the United States carry cancer warning labels.

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

YEAR 2000

         The Company has assessed its computerized systems to determine its ability to correctly identify the Year 2000 and has determined that they will correctly identify the Year 2000. The Company intends to implement an ongoing program to review the status of its key suppliers to make sure they are Y2K compliant. Management does not expect the Year 2000 issue to pose significant operational or financial problems for the Company.

EMPLOYEES

     The Company has ten full-time and seven part-time employees, none of which are parties to a collective bargaining agreement. The Company believes its relationship with its employees is good.

     Eight full-time employees are engaged in management and administrative activities and the remaining employees are engaged in sales and related activities.

Item 2. Description of Property

     The Company maintains its corporate offices at its emporium located in Weston, Florida pursuant to a lease covering approximately 2,000 square feet which expires in 2001. This lease is subject to two five year renewal options. The present annual rent inclusive of taxes, insurance and common area charges, is approximately $60,000. The Company's Ft. Lauderdale emporium consists of approximately 1,780 square feet and is subject to a lease expiring in 2004, with a five year renewal option. The annual rent, including pass throughs is approximately $106,000. The Company's South Miami emporium occupies approximately 2,100 square feet and it subject to a lease expiring in 2009. The annual rent, including pass throughs, is approximately $132,000.

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

QUARTER ENDED                           HIGH            LOW

September 30, 1997                     $ 3.25           $0.96
December 31, 1997                      $ 1.38           $0.20
March 31, 1998                         $ 0.75           $0.28
June 30, 1998                          $ 0.61           $0.1875
September 30, 1998                     $ 0.22           $0.09
December 31, 1998                      $0.11            $0.02
March 31, 1999                         $0.11            $0.01
June 30, 1999                          $0.36            $.05

         Records of the Company's stock transfer agent indicate that as of September 15, 1999 the Company had 108 record holders of its Common Stock.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998.

         Sales for the year ended June 30, 1999 ("1999") increased 100% to approximately $1,200,000 from sales for the year ending June 30, 1998 ("1998") of approximately $600,000. This increase is attributable mainly the fact that in 1999, the Company's had two fully operational emporiums.

         Cost of sales in 1999 approximately was $625,00 (54%) as compared to $360,000 (60%) in 1998. The decrease as a percentage of sales was primarily due to increased promotions in the industry and higher profit margins resulting from the sale of individual cigars.

         Gross profit for 1999 was approximately $550,000 which was equivalent to 46% of sales, as compared to approximately $235,000 which was equivalent to 40% of sales in 1998.

         General and administrative expenses for 1999 were approximately $366,000 (31% of sales) as compared to approximately $500,000 (84% of sales) in 1998. The decrease in primarily attributable to the reduction of overhead by the amortization of these costs over the three operating emporiums.

         Overall, in 1999, the Company sustained a loss of approximately $530,000 or $0.03 per share as compared to a loss of approximately $750,000 or $.14 per share for 1998.


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

         Gross profit for 1998 was $236,179 which was equivalent to 39.7% of sales, as compared to $192,471, which was equivalent to 53.9% of sales in 1997.

         General and administrative expenses for 1998 were approximately $500,000 (83.9% of sales) as compared to approximately $148,000 (41.5% of sales) in 1997. The increase in primarily attributable to increases in salaries and wages, travel and entertainment, advertising and telephone expenses.

         Overall, in 1998, the Company sustained a loss of $757,502 or $0.14 per share as compared to a loss of $266,062, or $.03 per share for 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had working capital of approximately $1,100,000. Since its inception, the Company has sustained losses of approximately $2,200,000. The Company's operations and growth has been funded by loans from third parties, the sale of common stock, Preferred Stock and Convertible Debentures. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes.

         In April 1996, the Company entered into an agreement with Tabanica for future purchases of premium cigars and has paid Tabanica $617,000. The Company had anticipated receiving the premium cigars in monthly shipments of 50,000 commencing in January, 1998, but shipments were delayed due to a dispute with the Banana Republic. This dispute has been resolved without cost to the Company and shipments of cigars from Tabanica commenced in Fiscal 1999. The Company's future commitment of capital resources to the distribution of its brand name cigars will be largely dependant upon market acceptance of these cigars.

         On July 1, 1998, the Company opened its second emporium in the Las Olas Riverfront area in Ft. Lauderdale, Florida and it opened its third emporium at the Shops of Sunset Place in the central business district of South Miami, Florida in May 1999.

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

                                  RISK FACTORS

OPERATING LOSSES

         The Company has never been profitable and the ability of the Company to operate profitability depends on the success of its current emporiums. There can be no assurance, however, that the Company can become profitable.

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

COMPETITION

         The tobacco industry very competitive and is generally dominated by a few companies which are well known to the public. In addition, the Company competes with certain domestic and foreign companies that specialize in premium cigars and certain larger companies that maintain premium cigar lines, including Consolidated Cigar Company, Davidoff, Lane Ltd., and General Cigar Company. Further, the Company's emporiums compete with other retail cigar stores in the South Florida area, as well as liquor stores, supermarkets and convenience stores. The Company's success depends upon the size and quality of its emporiums' inventory, the maintenance of such inventory, the size and quality of the inventory of cigar accessories, such as humidors, cigar cutters, cigar cases, lighters, ashtrays, etc., and the quality of its employees, particularly their knowledge of the inventory and attitude. No assurance can be given as to the ability of the Company to compete successfully in any market in which it conducts, or may conduct, operations. The Company's ability to compete as a distributor of its brand name cigars depends upon the efficiency and continued operation of the Tabinica factory, the quality of the cigars manufactured, advertising and marketing strategies, and price. No assurances can be given that the Company can successfully compete with major manufacturers and distributors.

LACK OF TRADE NAME PROTECTION

         The Company's name "Havana Republic" has been registered in the State of Florida. The U.S. Patent and Trademark Office has approved the Company's application for the trademark "Havana Republic" for its products.

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

NICARAGUAN FACTORY AND DISTRIBUTION

         The Company purchased for $50,000 a 50% interest in Tabanica, a Nicaraguan corporation, which owns a manufacturing facility in Jalapa, Nicaragua. The Company has the right to purchase cigars from Tabanica at cost plus 50% (after being fully credited for its deposit for inventory purchases) through October 31, 2001. The Company believes that this arrangement will provide it with a continuous source of premium cigars and an ability to develop its own private label brand cigars. However, the operation of manufacturing facilities outside of the United States, especially in less developed countries such as Nicaragua, is subject to numerous risks, including political and currency instability, currency controls and exchange regulations, and import and export regulations, any of which could have a material adverse effect upon the Company's cigar supply. Therefore it is not possible to predict whether the Company's investment in and agreement with Tabanica will result in a stable and long-term supply of premium cigars.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Effective August 5, 1999, the Registrant's certifying accountants resigned as the Company's auditors. There upon, the Company's Board of Directors recommend and approved the retaining of Butner and Kahle, CPA, PA as the Company's new certifying accountants. The former principal account's statements of the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

Item 9. Directors, Executive Officers, Promoters, Control Persons; Compliance with Section 16(a) of the Exchange Act

         The present members of the Board of Directors, all executive officers, their ages and positions with the Company are set forth below:

NAMES                       AGE                    POSITION
- -----                     ---                    --------

Stephen Schatzman           47          President, Secretary and Director
Alex Gimelstein             47          Vice President, Treasurer and Director


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

ITEM 10. Executive Compensation

         The following table shows, for the period ended June 30, 1999, the cash and other compensation paid to each of the executive officers of the Company.


                        ANNUAL COMPENSATION
NAME AND                -------------------        OTHER          AWARDS        OTHER
POSITION HELD          YEAR   SALARY    BONUS   COMPENSATION    RESTRICTED      STOCK
                                                                                AWARDS
--------------         ----   -------   -----   ------------    ----------    ---------
Steven Schatzman       1999   $80,000    -0-         -0-         1,000,000(1)  75,000(2)
President, Secretary

Alex Gimelstein        1999   $80,000    -0-         -0-         1,000,000(1)  75,000(2)
Vice President,
Treasurer


(1) On October 8, 1998, the Company granted Mr. Schatzman and Alex Gimelstein each the option to purchase up to 500,000 shares of the Company's restricted common stock at the then market price of $0.06 per share, which were subsequently canceled. On April 14, 1999, the Company granted Mr. Schatzman and Alex Gimelstein each the option to purchase up to an additional 1,000,000 shares of the Company's restricted common stock at the then market price of $0.06 per share. As of this date, no options have been exercised.

(2) In December 1998, in consideration of both Mr. Schatzman and Mr. Gimelstein forgiving $7,500 due them in back salary, each was issued 75,000 shares of Series B Preferred Stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information relating to the beneficial ownership of Company Common Stock as of September 27, 1999 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (ii) each of the Company's directors, and
(iii) all of the Company's directors and executive officers as a group.

                                       SHARES OF             PERCENTAGE
NAME                                   COMMON STOCK            OWNED
-----                                  ------------          ----------


Stephen Schatzman                      2,835,500(1)(2)          10%
  2101 N.E. 212th Street
  Miami, Florida 33179

Alex Gimelstein                        2,835,500(1)(3)          10%
  21160 N.E. 22nd Court
  Miami, Florida 33179

All Directors and Executive Officers
  as a Group (2 persons)               5,671,000                20%


(1) Does not include 25,000 shares of the Company's Series B Preferred Stock each owned by Messrs. Schatzman and Gimelstein. Each share of Series B Preferred Stock is entitled to 400 votes per share. As a result of this issuance, Messrs. Schatzman and Gimelstein have the right to vote what is equivalent to an additional 10,000,000 shares of common stock.

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



Item 12. Certain Relationships and Related Transactions

         Not Applicable.

Item 13.  Exhibits and Reports on Form 8-K.

     2.1          Plan of Merger dated November 6, 1997*
     2.2          Articles of Merger*
     3.1          Amended and Restated Articles of Incorporation*
     3.2          By-Laws*
     4.1          Certificate of Designation/Class A Convertible Preferred
                  Stock*
    10.1          Employment Agreement with Stephen Schatzman*
    10.2          Employment Agreement with Alex Gimelstein*
    10.3          Lease/Weston*
    10.4          Lease/Fort Lauderdale*
    10.5          Amended and Restated Contract for Sale of Tobacco and
                  Cigars*
    10.8          Form of Indemnification Agreement with directors*
    10.9 Lease by and between Bakery Associates, Ltd., a Florida limited partnership and Havana Republic Sunsetplace, Inc. December 8, 1997*
    23.2 Consent of Millward & Co., P.A., and Butner & Kahle, independent certified public accountants

    27            Financial Data Schedule

8-K filed with the Securities and Exchange Commission on August 13, 1999**

* Incorporated herein by reference to Form SB-2 under the Securities Act of 1933 filed with the Commission under file number 333-40799

**Incorporated herein by reference

**
Subsidiaries of the Company:
         Havana Republic W.H., Inc. (Florida)
         Havana Republic Brickell Station, Inc. (Florida)
         Havana Republic Sunset Place, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE HAVANA REPUBLIC, INC.
                                                (Registrant)

                                           By: /S/ STEVEN SCHATZMAN
                                           -------------------------------------
                                           Steven Schatzman, President
                                           Date: September 27, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

SIGNATURE                         TITLE                              DATE
----------                        -----                              ----

/S/ STEVEN SCHATZMAN
---------------------          Director, President                   9/27/99
Steven Schatzman               Chief Executive Officer



/S/ALEX GIMELSTEIN
---------------------          Director, Vice President              9/27/99