Form 10QSB
period 1999-09-30
HAVANA REPUBLIC INC/FL
filed 1999-11-15
CIK 1049660

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               September 30, 1999
Commission file number:                     333-40799



                            THE HAVANA REPUBLIC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                          84-1346897
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)




                                1360 WESTON ROAD
                              WESTON, FLORIDA 33326
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 2, 1999: 31,876,693 shares of common stock, no par value per share.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Consolidated Balance Sheet (Unaudited)
          September 30, 1999................................................  3
     Consolidated Statements of Operations (Unaudited)
          For the Three Months Ended September 30, 1999 and 1998............  4
     Consolidated Statement of Changes in Shareholders' Equity
          For the Three Months Ended September 30, 1999.....................  5
     Consolidated Statements of Cash Flows (Unaudited)
          For the Three Months Ended September 30, 1999 and 1998............  6

     Notes to Consolidated Financial Statements.............................  7

     Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................... 10


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings............................................. 13

     Item 4 - Submission of Matters to a Vote of Security Holders........... 13

     Item 6 - Exhibits and Reports on Form 8-K.............................. 13

     Signatures............................................................. 13

PART I:   FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS


                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1999



                                     ASSETS

CURRENT ASSETS:
     Cash                                                               $   441,581
     Accounts Receivable                                                     10,941
     Inventory                                                              784,764
     Deposits on Inventory Purchases                                        300,000
                                                                        -----------


          Total Current Assets                                            1,537,286
                                                                        -----------

PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated Depreciation  and
     Amortization of $161,010)                                              812,375
                                                                        -----------

OTHER ASSETS:
     Other                                                                    9,896
     Deposits on Inventory Purchases                                        216,600
     Investments in 50% Owned Factory                                        50,000
                                                                        -----------

          Total Other Assets                                                276,496
                                                                        -----------

          Total Assets                                                  $ 2,626,157
                                                                        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                   $   186,858
     Accrued Expenses                                                       122,900
     Deferred Membership Revenue                                             10,391
                                                                        -----------

          Total Current Liabilities                                         320,149
                                                                        -----------

     Debentures Payable                                                     241,281
                                                                        -----------


COMMITMENTS

SHAREHOLDERS' EQUITY:
     Preferred Stock, No Par Value, Non-Voting,
          Authorized 5,000,000 Shares;
          Convertible Preferred Stock-Series A,
          Authorized 2,500 Shares: 586 shares issued and
          and outstanding (Aggregate Liquidation
          Preference of $ 791,100 at September 30, 1999)                    720,906
     Preferred Stock-Series B, Authorized 200,000 Shares:
          200,000 shares issued and outstanding
          (Aggregate Liquidation Preference of
          $100,000 at September 30, 1999)                                    40,000
Common Stock, No Par Value, Authorized 50,000,000 Shares;
          Issued and Outstanding 30,076,693 Shares                        4,084,015
Accumulated Deficit                                                      (2,643,319)
Subscriptions Receivable                                                   (136,875)
                                                                        -----------


          Total Shareholders' Equity                                      2,064,727
                                                                        -----------


          Total Liabilities and Shareholders' Equity                    $ 2,626,157
                                                                        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Three Months Ended
                                                  ------------------------------
                                                  September 30,    September 30,
                                                       1999            1998
                                                  ------------------------------

SALES
     Retail Sales                                  $    288,755    $    260,698
     Memberships                                          1,304           4,784
                                                   ------------    ------------

          Net Sales                                     290,059         265,482

COST OF SALES                                           140,351          92,560
                                                   ------------    ------------

GROSS PROFIT                                            149,708         172,922
                                                   ------------    ------------

OPERATING EXPENSES:
     Store Expenses                                     147,799         103,824
     General and Administrative                         144,149          76,164
     Depreciation and Amortization                       31,583          15,583
     Professional Fees                                    8,862          33,653
                                                   ------------    ------------

          Total Operating Expenses                      332,393         229,224
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (182,685)        (56,302)
                                                   ------------    ------------

OTHER INCOME (EXPENSE):
     Interest Income                                      4,439           9,533
     Interest Expense                                  (223,593)         (5,000)
                                                   ------------    ------------

                                                       (219,154)          4,533
                                                   ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (401,839)        (51,769)

PROVISION FOR INCOME TAXES                                 --              --
                                                   ------------    ------------

NET LOSS                                           $   (401,839)   $    (51,769)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE        $      (0.01)   $      (0.00)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        28,305,789      18,101,066
                                                   ============    ============


              The accompanying notes are an integrap part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Three Months Ended September 30, 1999




                                    Preferred Stock A & B            Common Stock         Accumulated   Subscription
                                    ---------------------       --------------------      -----------   ------------
                                     Shares       Amount        Shares        Amount       Deficit       Receivables       Total
                                     ------       ------        ------        ------       -------       -----------       -----


BALANCE -  June 30, 1999             200,586   $   760,906    28,276,693   $ 3,771,386   $(2,241,480)   $  (214,375)   $ 2,076,437

Issuance of Common Stock for
     Payment of Note Payable
     and Interest                       --            --       1,800,000       106,218          --           77,500        183,718

Amortization of Beneficial
     Conversion Feature                 --            --            --         206,411          --             --          206,411

Net loss for the three months
     ended September 30, 1999           --            --            --            --        (401,839)          --         (401,839)
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE -  September  30, 1999       200,586   $   760,906    30,076,693   $ 4,084,015   $(2,643,319)   $  (136,875)   $ 2,064,727
                                 ===========   ===========   ===========   ===========   ===========    ===========    ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                           For the Three Months Ended
                                                                          ---------------------------
                                                                          September 30,  September 30,
                                                                              1999           1998
                                                                          ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                $(401,839)   $ (51,769)
     Adjustments to Reconcile Net Loss to Net Cash Used in
          Operating Activities:

     Depreciation and Amortization                                              31,583       15,583
     Amortization of Beneficial Conversion Feature on Debentures and Notes     223,593         --

     (Increase) Decrease in:
          Accounts Receivable                                                   (4,981)      (8,653)
          Inventory                                                             (9,402)     (19,425)
          Prepaid Expenses and Other                                              --         17,089

     Increase (Decrease) in:
          Accounts Payable                                                     (86,400)     (24,166)
          Accrued Expenses                                                     (49,637)     (22,318)
          Deferred Membership Revenue                                           (1,304)      (4,784)
          Due to Related Party                                                    --           --
                                                                             ---------    ---------

               Net Cash Used in Operating Activities                          (298,387)     (98,443)
                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Refund on Leasehold Improvements                                           73,640         --
     Acquisition of Property and Equipment                                      (8,822)     (56,101)
                                                                             ---------    ---------

               Net Cash Provided by (Used in) Investing Activities              64,818      (56,101)
                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of Note Borrowings                                              (30,000)        --
                                                                             ---------    ---------

               Net Cash Used in Financing Activities                           (30,000)        --
                                                                             ---------    ---------

Net Decrease in Cash                                                          (263,569)    (154,544)

Cash - Beginning of Year                                                       705,150      792,776
                                                                             ---------    ---------

Cash - End of Year                                                           $ 441,581    $ 638,232
                                                                             =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid during the Year for Interest                                  $    --      $    --
                                                                             =========    =========

NONCASH INVESTING AND FINANCING ACTIVITIES:

     Recognition of Preferred Stock Dividend on Beneficial Conversion        $    --      $ 600,000
                                                                             =========    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




Note 1.  Basis of Presentation
         ---------------------

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended June 30, 1999, of The Havana Republic, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results for the full fiscal year ending June 30, 2000.


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

Note 3.  Inventories
         -----------

         The major classes of inventories are as follows:

                                                        September 30, 1999
                                                        ------------------

Cigars   ............................................        $398,636
Accessories..........................................         386,128
                                                        -------------------
                                                             $784,764

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Note 4. Convertible Debentures
        ----------------------

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

                  2,000,000 shares at $.10 per share
                  1,000,000 shares at $.13 per share
                  1,000,000 shares at $.16 per share

The Company has valued the warrants and allocated $228,000 of the proceeds to the debt and $277,223 to the warrants. The $277,223 discount is being amortized as interest over the three-year life of the debentures. $17,123 has been amortized during the three months ended September 30, 1999.

The debentures are convertible 120 days from June 22, 1999 into common shares at a price equal to the lesser of 65% of the average closing bid price for the five trading days preceding conversion or $.078 per share. The Company, at its option, may elect to pay on the maturity date all accrued interest in shares of its common stock pursuant to the conversion formula. The Company has allocated $269,230 to the beneficial conversion feature based on that feature's intrinsic value assuming the conversion terms most beneficial to the debenture holder and is being amortized as interest expense over a 120-day period commencing June 22, 1999. Amounts allocated to the warrants and the beneficial conversion feature aggregating $531,000 have been credited to capital stock. As of June 30, 1999, the Company has reserved 4,000,000 shares for the exercise of warrants and approximately 6,400,000 shares for the conversion of debentures. Interest has been charged for $206,410 which represents the beneficial conversion feature.


Note 5.  Shareholders' Equity
         --------------------

COMMON STOCK

In August 1999, the Company repaid a note payable by payment of $30,000 in cash as well as the issuance of an aggregate of 2,400,000 shares of the Company's common stock, 600,000 shares which were reissued from previously outstanding common shares and freely tradable and the remaining 1,800,000 common shares restricted pursuant standard Rule 144 legend.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)





Note 6.  Comprehensive Income
         --------------------

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheets, including foreign currency translation adjustments. For the three months ended September 30, 1999 and 1998, the Company had no comprehensive income.

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

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the three months ended September 31, 1999 were $290,059, an increase of 10.0% as compared to sales for the three months ended September 30, 1998 which were $265,482. This increase is attributable to the opening of a third emporium so actually, sales decreased in the stores that were opened in both periods presented. The reason for the decrease was the weather in south Florida during the quarter ended September 30, 1999 resulted in the stores being closed nine days which accounted for 10% of the operating days due to two hurricane warnings (Irene and Floyd).

Cost of sales was $140,351 or 48.4% of sales for the three months ended September 30, 1999 as compared to $92,560 or 34.9% of sales for the three months ended September 30, 1998. This increase as a percentage of sales was primarily a result of stabilization of the market and achieving our standard gross profit. During the three months ended September 30, 1998, the Company was purchasing close outs as manufacturers were depleting their inventories.

Gross profit was $149,708 or 51.6% of sales for the three months ended September 30, 1999 as compared to gross profit of $172,922 or 65.1% of sales for the three months ended September 30, 1998.

Store expenses, which include marketing and advertising expenses, rent and salary costs, were $147,799 or 51% of sales for the three months ended September 30, 1999 as compared to $103,824 or 39.1% of sales for the three months ended September 30, 1998. The percentage increase in store expenses in relationship to sales is primarily attributed to the fact that the Company opened its third store during June 1999 and incurred operational costs, additional set-up, promotional, payroll and other expenses during the three-month period ended September 30, 1999.

General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $144,149 or 50% of sales for the three months ended September 30, 1999 as compared to $76,164 or 28.7% of sales for the three months ended September 30, 1998. The percentage increase in relation to sales is primarily attributable to a large trade show that company representatives attended during the quarter ended September 30, 1999.

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)


The Company incurred interest expense for the three months ended September 30, 1999 of $233,593 as compared to interest expense of $5,000 for the three months ended September 30, 1998. The increase is due to the amortization of the beneficial conversion feature on the debentures payable of $206,410 and the amortization of the discount on the warrants of $17,182.

As a result of the foregoing factors, the Company incurred losses of approximately $401,839 or ($.01) per share for the three months ended September 30, 1999 as compared to a loss of approximately $51,769 or ($.00) per share for the three month period ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had working capital of approximately $1,200,000. Since its inception, it has incurred losses of approximately $2,600,000. The Company's operations and growth has been funded by loans from third parties, the sale of common stock through September 30, 1999 with gross proceeds of approximately $1,000,000 and the issuance of Series A Convertible Preferred Stock which resulted in net proceeds to the Company of approximately $1,883,000 after expenses. These funds have been used for working capital, capital expenditures, \information systems development and other corporate purposes.


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

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

         The Company is not involved in any material litigation

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

         None


    (b)  REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                THE HAVANA REPUBLIC, INC.



Dated:   November 2, 1999                       By: /s/
                                                    ----------------------------
                                                    Steven Schatzman, President

                                  EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION                                  LOCATION

1                 Financial Data Schedule                         *1








------------------

*1    Filed electronically pursuant to Item 401 of Regulation S-T.