Form 10QSB
period 1999-12-31
HAVANA REPUBLIC INC/FL
filed 2000-03-01
CIK 1049660

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:           December 31, 1999
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

                                     Yes   X    No
                                         -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 8, 2000: ----------------- shares of common stock, no par value per share.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                    PAGE
                                                                                                    ----

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

    Consolidated Balance Sheet (Unaudited)
                December 31, 1999 ................................................................    3
     Consolidated Statements of Operations (Unaudited)
                For the Six Months and Three Months Ended December 31, 1999 and 1998 .............    4
    Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                For the Six Months Ended December 31, 1999 .......................................    5
    Consolidated Statements of Cash Flows (Unaudited)
                For the Six Months Ended December 31, 1999 and 1998 ..............................    6

    Notes to Consolidated Financial Statements ...................................................    7

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations   10


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings ...................................................................   13

    Item 4 - Submission of Matters to a Vote of Security Holders .................................   13

    Item 6 - Exhibits and Reports on Form 8-K ....................................................   13

    Signatures ...................................................................................   13


PART I:   FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS



                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1999



                                     ASSETS



CURRENT ASSETS:
        Cash                                                                                           $   387,389
        Accounts Receivable                                                                                 10,855
        Inventory                                                                                          762,791
        Deposits on Inventory Purchases                                                                    300,000
                                                                                                       -----------
                Total Current Assets                                                                     1,461,035
                                                                                                       -----------
PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated Depreciation  and
        Amortization of $192,010)                                                                          781,375
                                                                                                       -----------
OTHER ASSETS:
        Other                                                                                                9,366
        Deposits on Inventory Purchases                                                                    216,600
        Investments in 50% Owned Factory                                                                    50,000
                                                                                                       -----------
                Total Other Assets                                                                         275,966
                                                                                                       -----------
                Total Assets                                                                           $ 2,518,376
                                                                                                       ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts Payable                                                                               $   224,400
        Accrued Expenses                                                                                   154,729
        Deferred Membership Revenue                                                                          6,854
                                                                                                       -----------
                Total Current Liabilities                                                                  385,983
                                                                                                       -----------
        Debentures Payable                                                                                 258,464
                                                                                                       -----------
COMMITMENTS

SHAREHOLDERS' EQUITY:
        Preferred Stock, No Par Value, Non-Voting, Authorized 5,000,000 Shares;
                Convertible Preferred Stock-Series A, Authorized 2,500 Shares: 586 shares issued and
                and outstanding (Aggregate Liquidation Preference of $ 791,100 at December 31, 1999)       720,906
        Preferred Stock-Series B, Authorized 200,000 Shares: 200,000 shares issued and outstanding
                (Aggregate Liquidation Preference of $100,000 at December 31, 1999)                         40,000
        Common Stock, No Par Value, Authorized 50,000,000 Shares;
                Issued and Outstanding 30,350,043 Shares                                                 4,175,459
        Accumulated Deficit                                                                             (2,925,561)
        Subscription Receivables                                                                          (136,875)
                                                                                                       -----------
                Total Shareholders' Equity                                                               1,873,929
                                                                                                       -----------
                Total Liabilities and Shareholders' Equity                                             $ 2,518,376


The accompanying notes are an integral part of these consolidated financial statements.


                                      -3-




                          THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Six Months Ended      For the Three Months Ended
                                                 ----------------------------   ----------------------------
                                                 December 31,    December 31,   December 31,    December 31,
                                                     1999           1998            1999           1998
                                                 ------------    ------------   ------------    ------------


SALES
        Retail Sales                            $    651,490    $    583,145    $    362,735    $    322,447
        Memberships                                    3,537           4,784           2,233            --
                                                ------------    ------------    ------------    ------------
                Net Sales                            655,027         587,929         364,968         322,447

COST OF SALES                                        366,142         287,195         225,791         194,635
                                                ------------    ------------    ------------    ------------
GROSS PROFIT                                         288,885         300,734         139,177         127,812
                                                ------------    ------------    ------------    ------------

OPERATING EXPENSES:
        Store Expenses                               285,452         165,586         137,653          61,762
        General and Administrative                   300,581         204,092         156,432         127,928
        Depreciation and Amortization                 63,082          47,332          31,499          31,749
        Professional Fees                             47,163          86,213          38,301          52,560
                                                ------------    ------------    ------------    ------------
                Total Operating Expenses             696,278         503,223         363,885         273,999
                                                ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                (407,393)       (202,489)       (224,708)       (146,187)
                                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
        Interest Income                                8,972          16,717           4,533           7,184
        Interest Expense                            (285,660)        (10,000)        (62,067)         (5,000)
                                                ------------    ------------    ------------    ------------
                                                    (276,688)          6,717         (57,534)          2,184
                                                ------------    ------------    ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES              (684,081)       (195,772)       (282,242)       (144,003)

PROVISION FOR INCOME TAXES                              --              --              --              --
                                                ------------    ------------    ------------    ------------

NET LOSS                                        $   (684,081)   $   (195,772)   $   (282,242)   $   (144,003)
                                                ============    ============    ============    ============


BASIC AND DILUTED NET LOSS PER COMMON SHARE     $      (0.02)   $      (0.01)   $      (0.01)   $      (0.01)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     29,806,942      18,101,066      30,182,843      18,101,066
                                                ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.




                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Six Months Ended December 31, 1999



                                                          Preferred Stock A & B         Common Stock
                                                          ---------------------         ------------
                                                           Shares       Amount        Shares       Amount
                                                           ------       ------        ------       ------


BALANCE -  June 30, 1999                                   200,586   $   760,906    28,276,693   $ 3,771,386

Issuance of Common Stock for Payment of Note Payable
        and Interest                                          --            --       1,800,000       106,218

Amortization of Beneficial Conversion Feature                 --            --            --         251,283

Issuance of Common Stock for Services                         --            --         273,350        46,572

Net loss for the six months ended December 31, 1999           --            --            --            --
                                                       -----------   -----------   -----------   -----------
BALANCE -  December 31, 1999                               200,586   $   760,906    30,350,043   $ 4,175,459
                                                       ===========   ===========   ===========   ===========


                                                        Accumulated    Subscription
                                                          Deficit      Receivables       Total
                                                          -------      -----------       -----


BALANCE -  June 30, 1999                               $(2,241,480)   $  (214,375)   $ 2,076,437

Issuance of Common Stock for Payment of Note Payable
        and Interest                                          --           77,500        183,718

Amortization of Beneficial Conversion Feature                 --             --          251,283

Issuance of Common Stock for Services                         --             --           46,572

Net loss for the six months ended December 31, 1999       (684,081)          --         (684,081)
                                                       -----------    -----------    -----------
BALANCE -  December 31, 1999                           $(2,925,561)   $  (136,875)   $ 1,873,929
                                                       ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                                      -5-


                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For the Six Months Ended
                                                                                       -------------------------
                                                                                       December 31,  December 31,
                                                                                          1999         1998
                                                                                       --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                                        $(684,081)   $(195,772)
        Adjustments to Reconcile Net Loss to Net Cash Provided by (Used) in

        Operating Activities:

                Depreciation and Amortization                                              63,082       47,332
                Amortization of Beneficial Conversion Feature on Debentures and Notes     285,649         --
                Common Stock Issued in Exchange for Services                               46,572         --

        (Increase) Decrease in:
                Accounts Receivable                                                        (4,895)      (9,637)
                Inventory                                                                  12,571       54,575
                Prepaid Expenses and Other                                                     30       28,340

        Increase (Decrease) in:
                Accounts Payable                                                          (48,858)     361,152
                Accrued Expenses                                                          (17,808)       2,193
                Deferred Membership Revenue                                                (4,841)      (4,784)
                                                                                        ---------    ---------

                Net Cash Provided by (Used) in Operating Activities                      (352,579)     283,399
                                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Refund on Leasehold Improvements                                                   73,640         --
        Acquisition of Property and Equipment                                              (8,822)    (481,414)
                                                                                        ---------    ---------
                Net Cash Provided by (Used) in Investing Activities                        64,818     (481,414)
                                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of Note Borrowings                                                      (30,000)        --
                                                                                        ---------    ---------
                Net Cash (Used) in Financing Activities                                   (30,000)        --
                                                                                        ---------    ---------
Net Decrease in Cash                                                                     (317,761)    (198,015)

Cash - Beginning of Year                                                                  705,150      792,776
                                                                                        ---------    ---------

Cash - End of Year                                                                      $ 387,389    $ 594,761
                                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash Paid during the Year for Interest                                          $    --      $    --
                                                                                        =========    =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
        Preferred shares issued for accrued salaries                                    $    --      $  15,000
                                                                                        =========    =========
        Issuance of Common Stock for Services                                           $  37,500    $    --
                                                                                        =========    =========

The accompanying notes are an integral part of these consolidated financial statements.


                                      -6-


                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




Note 1.  BASIS OF PRESENTATION

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended June 30, 1999, of The Havana Republic, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results for the full fiscal year ending June 30, 2000.


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

Note 3.  INVENTORIES

         The major classes of inventories are as follows:

                                                      DECEMBER 31, 1999

Cigars   ............................................      $402,805
Accessories..........................................       359,986
                                                      -------------
                                                          $ 762,791

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

                  2,000,000 shares at $.10 per share
                  1,000,000 shares at $.13 per share
                  1,000,000 shares at $.16 per share

The Company has valued the warrants and allocated $228,000 of the proceeds to the debt and $277,223 to the warrants. The $277,223 discount is being amortized as interest over the three-year life of the debentures. $34,368 has been amortized during the six months ended December 31, 1999.

The debentures are convertible 120 days from June 22, 1999 into common shares at a price equal to the lesser of 65% of the average closing bid price for the five trading days preceding conversion or $.078 per share. The Company, at its option, may elect to pay on the maturity date all accrued interest in shares of its common stock pursuant to the conversion formula. The Company has allocated $269,230 to the beneficial conversion feature based on that feature's intrinsic value assuming the conversion terms most beneficial to the debenture holder and is being amortized as interest expense over a 120-day period commencing June 22, 1999. Amounts allocated to the warrants and the beneficial conversion feature aggregating $531,000 have been credited to capital stock. As of December 31, 1999, the Company has reserved 4,000,000 shares for the exercise of warrants and approximately 6,400,000 shares for the conversion of debentures. Interest has been charged during the six months ended December 31, 1999 for $251,281 which represents the unamortized remaining maturity beneficial conversion feature at June 30, 1999.


Note 5.  SHAREHOLDERS' EQUITY

COMMON STOCK

In August 1999, the Company repaid a note payable by payment of $30,000 in cash as well as the issuance of an aggregate of 2,400,000 shares of the Company's common stock, 600,000 shares which were reissued from previously outstanding common shares and freely tradable and the remaining 1,800,000 common shares restricted pursuant standard Rule 144 legend.

In November 1999 and December 1999, the Company issues 195,360 shares and 78,000 shares, respectively, for consulting and public relations services. As a result, approximately $46,000 was charged to operations, based on the respective fair values on the dates of the transactions.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)





Note 6.  COMPREHENSIVE INCOME

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheets, including foreign currency translation adjustments. For the six months ended December 31, 1999 and 1998, the Company had no comprehensive income.


Note 7. SUBSEQUENT EVENTS

Subsequent to December 31, 1999, the Company had two conversions of its Series A Convertible Preferred Stock. In the first conversion, 125 Preferred Shares were converted into 2,551,020 common stock. In the second conversion, 112 Preferred Shares were converted into 2,000,000 of common stock.

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

RESULTS OF OPERATIONS

      SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

Net sales for the six months ended December 31, 1999 were $655,027, an increase of 11.4% as compared to sales for the six months ended December 31, 1998 which were $587,929. This increase is attributable to the opening of a third store. When comparing the same store sales, sales for the six months ended December 31, 1999 were $447,423 when compared to the $587,929, this is a decrease of $140,506. This decrease is attributable to a temporary softening of the market which has been influenced by the deep discount closeout cigars that are still in the marketplace. The Company's management believes this to be a temporary situation and the Company will continue to remain dedicated to importing name brand products.

Cost of sales was $366,142 or 55.9% of sales for the six months ended December 31, 1999 as compared to $287,195 48.8% of sales for the six months ended December 31, 1998. This increase as a percentage of sales was primarily a result of stabilization of the market and achieving our standard gross profit.

Gross profit was $288,885 or 44.1% of sales for the six months ended December 31, 1999 as compared to gross profit of $300,734 or 51.2% of sales for the six months ended December 31, 1998.

Store expenses, which include marketing and advertising expenses, rent and salary costs, were $285,452 or 43.6% of sales for the six months ended December 31, 1999 as compared to $165,586 or 28% of sales for the six months ended December 31, 1998. The percentage increase in store expenses in relationship to sales is primarily attributed to the fact that the Company opened its third store during June 1999 and incurred operational costs, additional set-up, promotional, payroll and other expenses during the six-month period ended December 31, 1999.

General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $300,581 or 45.9% of sales for the six months ended December 31, 1999 as compared to $204,092 or 34.7% of sales for the six months ended December 31, 1998. The percentage increase in relation to sales is primarily attributable to increases in public relations, trade show expense, insurance and state tangible taxes associated with the opening of a new store.

    SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998 (CONTINUED)

The Company incurred interest expense for the six months ended December 31, 1999 of $285,660 as compared to interest expense of $10,000 for the six months ended December 31, 1998. The increase is due to the amortization of the beneficial conversion feature on the debentures payable of $251,281 and the amortization of the discount on the warrants of $17,182.

As a result of the foregoing factors, the Company incurred losses of approximately $684,000 or ($.02) per share for the six months ended December 31, 1999 as compared to a loss of approximately $195,000 or ($.01) per share for the six month period ended December 31, 1998.


    THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 30, 1998

Net sales for the three months ended December 31, 1999 were $364,968, an increase of 13.20% as compared to sales for the three months ended December 31, 1998 which were $322,447. This increase is attributable to the opening of a third store. Net sales in the two store that were opened in both periods were $245,949 for December 31, 1999 compared to $322,447, that is a decrease of $76,498. This decrease is attributable to a temporary softening of the market which has been influenced by the deep discount closeout cigars that are still in the marketplace. The Company's management believes this to be a temporary situation and the Company will continue to remain dedicated to importing name brand products.

Cost of sales was $225,791 or 61.9% of sales for the three months ended December 31, 1999 as compared to $194,635 or 60.4% of sales for the three months ended December 31, 1998.

Gross profit was $139,177 or 38.1% of sales for the three months ended December 31, 1999 as compared to gross profit of $127,812 or 39.6% of sales for the three months ended December 31, 1998.

Store expenses, which include marketing and advertising expenses, rent and salary costs, were $137,653 or 37.7% of sales for the three months ended December 31, 1999 as compared to $61,762 or 19.2% of sales for the three months ended December 31, 1998. The percentage increase in store expenses in relationship to sales is primarily attributed to the fact that the Company opened its third store during June 1999 and incurred operational costs, additional set-up, promotional, payroll and other expenses during the three-month period ended December 31, 1999.


General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $156,432 or 42.9% of sales for the three months ended December 31, 1999 as compared to $127,928 or 39.7% of sales for the three months ended December 31, 1998. The percentage increase in relation to sales is primarily attributable to increases in public relations, trade show expense, insurance and state tangible taxes associated with the opening of a new store.

The Company incurred interest expense for the three months ended December 31, 1999 of $62,067 as compared to interest expense of $5,000 for the three months ended December 31, 1998. The increase is due to the amortization of the beneficial conversion feature on the debentures payable of $44,872 and the amortization of the discount on the warrants of $17,182.

    THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 30, 1998(CONTINUED)

As a result of the foregoing factors, the Company incurred losses of approximately $282,000 or ($.01) per share for the three months ended December 31, 1999 as compared to a loss of approximately $144,003 or ($.01) per share for the three month period ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had working capital of approximately $1,090,000. Since its inception, it has incurred losses of approximately $2,890,000. The Company's operations and growth has been funded by loans from third parties, the sale of common stock through December 31, 1999 with gross proceeds of approximately $1,000,000 and the issuance of Series A Convertible Preferred Stock which resulted in net proceeds to the Company of approximately $1,883,000 after expenses. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes.


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

         The Company is not involved in any material litigation

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None


    (b)  REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               THE HAVANA REPUBLIC, INC.



Dated:   February 8, 2000                      By: /S/
                                                   --------------------------
                                                  Steven Schatzman, President

                                  EXHIBIT INDEX



EXHIBIT
NUMBER          DESCRIPTION                                     LOCATION
------          -----------                                     --------

1               Financial Data Schedule                            *1








----------------

*1    Filed electronically pursuant to Item 401 of Regulation S-T.