Form 10QSB
period 2000-03-31
HAVANA REPUBLIC INC/FL
filed 2000-05-15
CIK 1049660

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2000
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

                               Yes X    No
                                  ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 5, 2000: ----------------- shares of common stock, no par value per share.



                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                      INDEX



PAGE

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  March 31, 2000 ...................................................................    3
       Consolidated Statements of Operations (Unaudited)
                  For the Nine Months and Three Months Ended March 31, 2000 and 1999 ...............    4
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Nine Months Ended March 31, 2000 .........................................    5
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended March 31, 2000 and 1999 ................................    6

      Notes to Consolidated Financial Statements ...................................................    7

      Item 2 - Management's Discussion and Analysis of Financial Condition and
               Results of Operations ...............................................................   10


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings ...................................................................   13

      Item 4 - Submission of Matters to a Vote of Security Holders .................................   13

      Item 6 - Exhibits and Reports on Form 8-K ....................................................   13

      Signatures ...................................................................................   13




PART I:   FINANCIAL INFORMATION
ITEM I: FINANCIAL STATEMENTS

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000




                                     ASSETS

 CURRENT ASSETS:
    Cash                                                            $   283,669
     Accounts Receivable                                                 14,471
     Inventory                                                          707,261
     Deposits on Inventory Purchases                                    300,000
                                                                    -----------
             Total Current Assets                                     1,305,401
                                                                    -----------
 PROPERTY AND EQUIPMENT, at Cost                                        750,375
                                                                    -----------
OTHER ASSETS:
    Other                                                                 8,866
     Deposits on Inventory Purchases                                    216,600
    Investments in 50% Owned Factory                                     50,000
                                                                    -----------
            Total Other Assets                                          275,466
                                                                    -----------
            Total Assets                                            $ 2,331,242
                                                                    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                                $   134,211
     Accrued Expenses                                                   153,221
                                                                    -----------
             Total Current Liabilities                                  287,432
                                                                    -----------
    Debentures Payable                                                  275,646
                                                                    -----------
COMMITMENTS

SHAREHOLDERS' EQUITY:
     Preferred Stock, No Par Value, Non-Voting,
                Authorized 5,000,000 Shares;
         Convertible Preferred Stock-Series A,
                Authorized 2,500 Shares: 349 shares issued and
                and outstanding (Aggregate
                Liquidation Preference of $ 471,150 at
                March 31, 2000)                                         483,906
     Preferred Stock-Series B, Authorized 200,000 Shares:
                200,000 shares issued and outstanding
               (Aggregate Liquidation Preference of
                $100,000 at March 31, 2000)                              40,000
     Common Stock, No Par Value, Authorized 50,000,000 Shares;
        Issued and Outstanding 34,901,063 Shares                      4,412,459
     Accumulated Deficit                                             (3,031,326)
     Subscription Receivables                                          (136,875)
                                                                    -----------
            Total Shareholders' Equity                                1,768,164
                                                                    -----------
            Total Liabilities and Shareholders' Equity              $ 2,331,242
                                                                    ===========


              The accompanying notes are an integral part of these
                       consoldiated financial statements.




                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                For the Nine Months Ended          For the Three Months Ended
                                                -------------------------          --------------------------
                                                March 31, 2000  March 31, 1999   March 31, 2000  March 31, 1999
                                                --------------  --------------   --------------  --------------



SALES                                           $    970,374    $    901,164    $    315,347    $    318,019

COST OF SALES                                        511,934         448,553         145,792         161,358
                                                ------------    ------------    ------------    ------------
GROSS PROFIT                                         458,440         452,611         169,555         156,661
                                                ------------    ------------    ------------    ------------
OPERATING EXPENSES:
        Store Expenses                               419,996         382,586         134,544         131,162
        General and Administrative                   443,743         303,887          95,999          83,882
        Depreciation and Amortization                 94,582          51,794          31,500          20,000
                                                ------------    ------------    ------------    ------------
                Total Operating Expenses             958,321         738,267         262,043         235,044
                                                ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                (499,881)       (285,656)        (92,488)        (78,383)
                                                ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
        Interest Income                               12,878          35,084           3,906          18,367
        Other Income                                    --            49,711            --            44,927
        Interest Expense                            (302,843)        (15,000)        (17,183)         (5,000)
                                                ------------    ------------    ------------    ------------
                                                    (289,965)         69,795         (13,277)         58,294
                                                ------------    ------------    ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES              (789,846)       (215,861)       (105,765)        (20,089)

PROVISION FOR INCOME TAXES                              --              --              --              --
                                                ------------    ------------    ------------    ------------
NET LOSS                                        $   (789,846)   $   (215,861)   $   (105,765)   $    (20,089)
                                                ============    ============    ============    ============


BASIC AND DILUTED NET LOSS PER COMMON SHARE     $      (0.03)   $      (0.01)   $       --                 $      --
                                                ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     31,173,925      21,790,918      33,968,647      19,675,326
                                                ============    ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.




                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 2000





                                                     Preferred Stock A & B            Common Stock
                                                     ---------------------            ------------
                                                     Shares         Amount        Shares       Amount
                                                     ------         ------        ------       ------


BALANCE -  June 30, 1999                            200,586    $   760,906     28,276,693   $ 3,771,386

Issuance of common stock for the
        payment of note payable
        and interest                                   --             --        1,800,000       106,218

Amortization of beneficial conversion feature          --             --             --         251,283

Issuance of common stock for services                  --             --          273,350        46,572

Conversion of preferred shares                         (237)      (237,000)     4,551,020       237,000

Net loss for the nine months
        ended March 31, 2000                           --             --             --            --
                                                   --------    -----------     ----------   -----------
BALANCE -  March 31, 2000                           200,349    $   523,906     34,901,063   $ 4,412,459
                                                   ========    ===========     ==========   ===========



                                                Accumulated     Subscription
                                                 Deficit        Receivables     Total
                                                 -------        -----------     -----


BALANCE -  June 30, 1999                        $(2,241,480)   $ (214,375) $ 2,076,437

Issuance of common stock for the
        payment of note payable
        and interest                                   --          77,500      183,718

Amortization of beneficial conversion feature          --            --        251,283

Issuance of common stock for services                  --            --         46,572

Conversion of preferred shares                         --            --           --

Net loss for the nine months
        ended March 31, 2000                       (789,846)         --       (789,846)
                                                -----------    ----------  -----------
BALANCE -  March 31, 2000                       $(3,031,326)   $ (136,875) $ 1,768,164
                                                ===========    ==========  ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.



                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                     For the Nine Months Ended
                                                                     -------------------------
                                                                  March 31, 2000   March 31, 1999
                                                                  --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                         $(789,846)   $(215,861)
     Adjustments to Reconcile Net Loss to
        Net Cash Provided by (Used in)
         Operating Activities:

         Depreciation and Amortization                                   94,582       85,044
         Amortization of Beneficial Conversion
                Feature on Debentures and Notes                         302,829         --
         Common Stock Issued for Services                                46,572         --

        (Increase) Decrease in:
            Accounts Receivable                                          (8,511)     (11,096)
            Inventory                                                    68,101       89,291
            Prepaid Expenses and Other                                       30        8,095
            Deposits on Inventory Purchases                                --         56,000

        Increase (Decrease) in:
             Accounts Payable                                          (139,045)     174,399
             Accrued Expenses                                           (22,389)      16,484
            Deferred Membership Revenue                                  (8,622)      (4,784)
                                                                      ---------    ---------

                Net Cash Provided by (Used in) Operating Activities    (456,299)     197,572
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Refund on Leasehold Improvements                                   73,640         --
      Acquisition of Property and Equipment                              (8,822)    (504,748)
                                                                      ---------    ---------

                Net Cash Provided by (Used in) Investing Activities      64,818     (504,748)
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Note Borrowings                                        (30,000)        --
                                                                      ---------    ---------

                Net Cash Used in Financing Activities                   (30,000)        --
                                                                      ---------    ---------

 Net Decrease in Cash                                                  (421,481)    (307,176)

 Cash - Beginning of Year                                               705,150      792,776
                                                                      ---------    ---------

Cash - End of Year                                                    $ 283,669    $ 485,600
                                                                      =========    =========


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid during the Year for Interest                             $    --      $    --
                                                                      =========    =========
 NONCASH INVESTING AND FINANCING ACTIVITIES:
    Preferred shares issued for accrued salaries                      $    --      $  15,000
                                                                      =========    =========
   Issuance of Common Stock for services                              $  46,572    $    --
                                                                      =========    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




Note 1.  BASIS OF PRESENTATION

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended June 30, 1999, of The Havana Republic, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results for the full fiscal year ending June 30, 2000.

Certain reclassifications have been made to the financial statements for the period ended March 31, 1999 to conform to the presentation for the period ended March 31, 2000. These reclassifications have no effect on previously reported results of operations or retained earnings.

Note 2.  LOSS PER SHARE

Basic loss per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during each period. In accordance with the provisions of FAS 128, the Company has retroactively restated earnings per share.

Note 3.  INVENTORIES

         The major classes of inventories are as follows:

                                                              MARCH 31, 2000

Cigars   ............................................            $ 355,488
Accessories..........................................              351,773
                                                                 ---------
                                                                 $ 707,261

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

                  2,000,000 shares at $.10 per share
                  1,000,000 shares at $.13 per share
                  1,000,000 shares at $.16 per share

The Company has valued the warrants and allocated $228,000 of the proceeds to the debt and $277,223 to the warrants. The $277,223 discount is being amortized as interest over the three-year life of the debentures. $51,546 has been amortized during the nine months ended March 31, 2000.

The debentures were convertible 120 days from June 22, 1999 into common shares at a price equal to the lesser of 65% of the average closing bid price for the five trading days preceding conversion or $.078 per share. The Company, at its option, may elect to pay on the maturity date all accrued interest in shares of its common stock pursuant to the conversion formula. The Company has allocated $269,230 to the beneficial conversion feature based on that feature's intrinsic value assuming the conversion terms most beneficial to the debenture holder and is being amortized as interest expense over a 120-day period commencing June 22, 1999. Amounts allocated to the warrants and the beneficial conversion feature aggregating $531,000 have been credited to capital stock. As of March 31, 2000, the Company has reserved 4,000,000 shares for the exercise of warrants and approximately 6,400,000 shares for the conversion of debentures. Interest has been charged during the nine months ended March 31, 2000 for $251,283 which represents the unamortized remaining beneficial conversion feature at June 30, 1999.


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

In November 1999 and December 1999, the Company issued 195,360 shares and 78,000 shares, respectively, for consulting and public relations services. As a result, approximately $46,000 was charged to operations, based on the respective fair values on the dates of the transactions.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



Note 5.  SHAREHOLDERS'  EQUITY (CNTINUED)

In January 2000, the Company had two conversions of its Series A Convertible Preferred Stock. In the first conversion, 125 Preferred Shares were converted into 2,551,020 common stock. In the second conversion, 112 Preferred Shares were converted into 2,000,000 of common stock.



Note 6.  COMPREHENSIVE INCOME

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheets, including foreign currency translation adjustments. For the nine months ended March 31, 2000 and 1999, the Company had no comprehensive income.

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

RESULTS OF OPERATIONS

      NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED
      MARCH 31,1999

Net sales for the nine months ended March 31, 2000 were $966,591, an increase of 7.3% as compared to sales for the nine months ended March 31, 1999 which were $901,164. This increase is attributable to the opening of a third store. When comparing the same store sales, sales for the nine months ended March 31, 2000 were $669,287 when compared to the $901,164, this is a decrease of $237,877. This decrease is attributable to a temporary softening of the market which has been influenced by the deep discount closeout cigars that are still in the marketplace. The Company's management believes this to be a temporary situation and the Company will continue to remain dedicated to importing name brand products.

Cost of sales was $511,934 or 52.3% of sales for the nine months ended March 31, 2000 as compared to $448,553 or 49.8% of sales for the nine months ended March 31, 1999. This increase as a percentage of sales was primarily a result of stabilization of the market and achieving our standard gross profit.

Gross profit was $458,440 or 47.2% of sales for the nine months ended March 31, 2000 as compared to gross profit of $452,611 or 50.2% of sales for the nine months ended March 31, 1999.

Store expenses, which include marketing and advertising expenses, rent and salary costs, were $419,996 or 43.3% of sales for the nine months ended March 31, 2000 as compared to $382,586 or 42.5% of sales for the nine months ended March 31, 1999. The percentage increase in store expenses in relationship to sales is primarily attributed to the fact that the Company opened its third store during June 1999 and incurred operational costs, additional set-up, promotional, payroll and other expenses during the nine-month period ended March 31, 2000.

General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $443,743 or 45.7% of sales for the nine months ended March 31, 2000 as compared to $303,887 or 33.7% of sales for the nine months ended March 31, 1999. The percentage increase in relation to sales is primarily attributable to increases in public relations, trade show expense, insurance and state tangible taxes associated with the opening of a new store.

    NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999 (CONTINUED)

The Company incurred interest expense for the nine months ended March 31, 2000 of $302,843 as compared to interest expense of $15,000 for the nine months ended March 31, 1999. The increase is due to the amortization of the beneficial conversion feature on the debentures payable of $251,281 and the amortization of the discount on the warrants of $17,183.

As a result of the foregoing factors, the Company incurred losses of approximately $789,000 or ($.03) per share for the nine months ended March 31, 2000 as compared to a loss of approximately $215,000 or ($.01) per share for the nine month period ended March 31, 1999.


    THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net sales for the three months ended March 31, 2000 were $315,347 a decrease of 1.0% as compared to sales for he three months ended March 31, 1999 which were $318,019. This decrease is attributable to is attributable to a temporary softening of the market which has been influenced by the deep discount closeout cigars that are still in the marketplace. The Company's management believes this to be a temporary situation and the Company will continue to remain dedicated to importing name brand products.

Cost of sales was $145,792 or 46.2% of sales for the three months ended March 31, 2000 as compared to $161,358 or 50.7% of sales for the three months ended March 31, 1999.

Gross profit was $169,555 or 53.8% of sales for the three months ended March 31, 2000 as compared to gross profit of $156,661 or 49.3% of sales for the three months ended March 31, 1999.

Store expenses, which include marketing and advertising expenses, rent and salary costs, were $134,544 or 42.7% of sales for the three months ended March 31, 2000 as compared to $131,162 or 41.2% of sales for the three months ended March 31, 1999. The percentage increase in store expenses in relationship to sales is primarily attributed to the fact that the Company opened its third store during June 1999 and incurred operational costs, additional set-up, promotional, payroll and other expenses during the three-month period ended March 31, 2000.


General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $95,999 or 30.4% of sales for the three months ended March 31, 2000 as compared to $83,882or 26.4% of sales for the three months ended March 31, 1999. The percentage increase in relation to sales is primarily attributable to increases in public relations, trade show expense, insurance and state tangible taxes associated with the opening of a new store.

The Company incurred interest expense for the three months ended March 31, 2000 of $17,183 as compared to interest expense of $5,000 for the three months ended March 31, 1999. The increase is due to the amortization of the discount on the warrants of $17,183.

    THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999(CONTINUED)

As a result of the foregoing factors, the Company incurred losses of approximately $106,000 for the three months ended March 31, 2000 as compared to a loss of approximately $20,000 for the three month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had working capital of approximately $1,770,000. Since its inception, it has incurred losses of approximately $3,030,000. The Company's operations and growth has been funded by loans from third parties, the sale of common stock through March 31, 2000 with gross proceeds of approximately $1,000,000 and the issuance of Series A Convertible Preferred Stock which resulted in net proceeds to the Company of approximately $1,883,000 after expenses. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes.


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




OTHER

Management is negotiating a lease for its forth emporium to be located in City Place, a new development, located in downtown West Palm Beach, Florida. The new emporium is scheduled to open in the forth quarter of 2000.



Management has entered into an agreement with Harrah's Casino in New Orleans. The agreement provides that Havana Republic will be the exclusive supplier of Harrah's private label cigars. Harrah's agreed to purchase 5,000 cigars monthly. The first shipment is scheduled for delivery in Mary 2000.



Management has entered into a letter of intent to license its name to a group in Rio De Janeiro, Brazil for the purpose of opening large scale Havana Republic emporiums. The Company will receive a licensing fee as well as a management fee to design, supply inventory and controls, inventory acquisition as well as maintain quality control. The Company will also supply these locations with its own Havana Republic cigars.

                           PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

         The Company is not involved in any material litigation

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None


    (b)  REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE HAVANA REPUBLIC, INC.



Dated:   May 5, 2000                     By: /S/ STEVEN SCHATZMAN
                                             --------------------
                                             Steven Schatzman, President

                                  EXHIBIT INDEX



EXHIBIT
NUMBER        DESCRIPTION                           LOCATION
------        -----------                           --------

1             Financial Data Schedule                  *1










*1    Filed electronically pursuant to Item 401 of Regulation S-T.