Form 10KSB
period 2000-06-30
HAVANA REPUBLIC INC/FL
filed 2000-09-26
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,266,618

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 20, 2000 was approximately $2,046,105. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

There were 34,901,073 shares of the registrant's common stock outstanding as of September 20, 2000.

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

         The Company distributes premium cigars purchased from Tabanica, S.A. ("Tabanica"), a Nicaraguan corporation of which it owns a 50% equity interest. Tabanica operates a factory located in Jalapa, Nicaragua. Tabanica is presently adding a factory to roll cigars in Esteli, Nicaragua and it is anticipated that this factory will be operational by October 2000. Tabanica will still maintain its plantations and storage facilities in Jalapa. Even though the Company owns 50% of Tabanica, it does not control Tabanica's board of directors.

THE MARKET

         The Company believes that the market for cigars has stabilized and does not anticipate the market to grow. It is estimated that cigar sales in the United States amount to more than $1 billion at the retail level.

THE EMPORIUMS

Operating Emporiums

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

Planned Future Emporiums

         The Company has entered into letters of intent to open two new emporiums which the Company expects to become operations in fiscal 2001. The first new emporium will be located within the Desert Passage at the new the new Aladdin Resort and Casino in Las Vegas, Nevada. The Aladdin Hotel and Desert Passage are a $1.3 billion complex developed by Trizec-Hahn. The Company has secured what it believes to be prime location in the Desert Passage next to Commander's Palace which is a 12,000 square foot upscale restaurant which has been highly rated by Zagat. The Company's emporium will be approximately 1,100 square feet and is opposite one of the main Aladdin casino entrances. The Company secured this location because it expects to maintain a high volume of visitors and in fact, the Desert Passage attracted over 1,000,000 visitors in its first two weeks of operations.

         The second new emporium is expected to be opened in a project named "City Place" in West Palm Beach, Florida. City Place is a 600,000 square foot up scale multi use facility being developed by the Palladium Group out of New York. Expected tenants in City Place include Macys, 20 screen movie theater, 10 restaurants including Cheesecake Factory and Legal Seafoods and 8 other well known restaurants. The Company will have approximately a 1,100 square foot emporium in this location.

         The Company has negotiated leases for both locations but neither has been executed. While the Company fully expects to open both emporiums, there is no assurance that it will open either emporium.

THIRD-PARTY SUPPLIERS

                  Havana Republic is presently able to purchase premium cigars directly from all major manufacturers such as La Gloria Cubana, Padron, General Cigar, Altadis formerly Consolidated and Tobaccalera, Fuentes and Dunhill, and is not dependent upon any one supplier for cigars. The Company intends to continue to purchase directly from manufacturers and supplement its inventory with cigars from the Tabanica factory.

COMPANY BRAND CIGARS

                  In 1997, the Company entered into a contract with Tabanica, a cigar manufacturer in Nicaragua, for the purchase of 625,000 cigars. The purchase price for the cigars was $616,000, all of which has been paid. The Company owns a 50% equity interest in Tabanica. However, the Company does not control its management or board of directors. Tabanica will manufacture the cigars, and box them for the Company in Nicaragua and deliver the cigars, F.O.B Miami, Florida. The Company sells and intends to will continue to sell cigars manufactured by Tabanica in its emporiums and to distributors for resale.

                  The Company's 50% interest in Tabanica, gives the Company the opportunity to purchase premium cigars at favorable prices and maintain consistency in their blend and quality. Tabanica maintains warehouse and factory facilities and leases approximately 170 acres to grow tobacco. Tabanica's other shareholder is Merardo Padron, its president, who is in charge of its day to day operations.

                  The manufacturing process for premium cigars includes the selection, purchase and aging of the tobacco and the hand rolling of the cigars. The tobacco will be selected by Tabanica upon consultation with the Company based upon its flavor and quality. The availability and quality of tobacco varies from season to season as a result of such factors as weather conditions and the demand for the tobacco. As a result of the difference in taste between different lots, Tabinica, in conjunction with the Company, will be required to continuously reformulate the tobaccos in its premium cigars in order to maintain a consistent taste.

                  The particular tobacco blend for each of the Company's cigars is formulated from different tobaccos. The Company's premium cigars use long-filler tobacco primarily from Nicaragua. The Company also obtains some tobacco from the Dominican Republic for its blend.

Competition

                  Competition affecting the Company's emporiums comes from other retail tobacco, cigar stores, liquor stores, convenience stores and mail order. The Company believes that in fiscal 2000, the number of companies operating emporiums in the South Florida market has decreased and that this is a nation wide trend. Therefore, the Company believes it has a higher profile and is in a position to capture a greater percentage of the South Florida marker. The location of the Company's emporiums is also a major factor. Accordingly, the Company intends to locate its emporiums in high-profile, high traffic sites in populated areas.

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

EMPLOYEES

              The Company has seven full-time and seven part-time employees, none of which are parties to a collective bargaining agreement. The Company believes its relationship with its employees is good. Five full-time employees are engaged in management and administrative activities and the remaining employees are engaged in sales and related activities.

Item 2. Description of Property

              The Company maintains its corporate offices at its emporium located in Weston, Florida pursuant to a lease covering approximately 2,000 square feet which expires in 2001. This lease is subject to two five year renewal options. The present annual rent inclusive of taxes, insurance and common area charges, is approximately $60,000. The Company's Ft. Lauderdale emporium consists of approximately 1,780 square feet and is subject to a lease expiring in 2004, with a five year renewal option. The annual rent, including pass throughs is approximately $106,000. The Company's South Miami emporium occupies approximately 2,100 square feet in the Shops of Sunset and it subject to a lease expiring in 2009. Through negotiations with the landlord, Management was successful in reducing the annual rent, including pass throughs, from approximately $132,000 per year to $3,000 per month for the period of March 2000 through December 2000. The rent reduction was a result of the overall poor performance of the project called the Shops at Sunset and Management and the landlord have an oral understanding that the issues of rent and rent concessions will be revisited at the end of this calender year.

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

              The Company's Common Stock has been traded in the over-the-counter market through the NASD OTC Electronic Bulletin Board under the symbol "HVAR" since March 14, 1997. The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter since June 1998 for the period indicated. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

QUARTER ENDED                       HIGH                        LOW

June 30, 1998                       $0.61                     $0.1875
September 30, 1998                  $0.22                     $0.09
December 31, 1998                   $0.11                     $0.02
March 31, 1999                      $0.11                     $0.01
June 30, 1999                       $0.36                     $.05
September 30, 1999                  $0.14                     $0.09
December 31, 1999                   $0.06                     $0.04
March 31, 2000                      $0.15                     $0.06
June 30, 20000                      $0.09                     $0.06

         Records of the Company's stock transfer agent indicate that as of September 15, 2000 the Company had 108 record holders of its Common Stock.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999.

         Net sales for the year ended June 30, 2000 ("2000") increased 8% or approximately $89,000 from the sales for the year ending June 30, 1999 ("1999"). The entire increase was due to net sales from the Company's Sunset Emporium which was in its first full year of operations. The Sunset store did $380,000 in net sales. However, combined net sales for the other two emporiums decreased by approximately 266,000. The Company believes the decline in net sales for these two emporiums was reflective of the nationwide trend and the slow down in cigar retail sales. However, the Company expects sales to increase to their past performances in Fiscal 2001. However, there can be no assurance that these expectations will be met.
         The cost of sales in 2000, were approximately $792,00 or 63% of sales, as compared to $623,000, or 53% of sales in 1999.

         Gross profit for 2000, was approximately $475,000 which was equivalent to approximately 37% of sales as compared to $554,000 which was equivalent to 47% of sales in 1999. This 10% differential in gross margins was due primarily to the Company's decision to sell cigars which due to internal changes in the cigar industry, the Company believed no longer had a presence in the market place. These cigars were sold at or below cost which contributed to the decline in gross profits. By successfully eliminated this portion of its inventory, the Company believes that it accomplished two goals. First, it freed up cash to purchase new inventory which the Company belives to be of better quality and to be more profitable. Second, the Company maintained its policy of offering only the finest products with name brand recognition. By making this decision the Company expects that in the coming fiscal year, it should be able to return to its past level of gross margins which was in the 45% - 47% range. However, there is no guarantee that these past levels of gross margins will be met.

         Total operating costs in 2000, increased by approximately $334,000 to approximately $1,394,000 from $1,060,000 for 1999. The major increases were incurred by the Company were in (1) new store expenses attributable to its new emporium in the Shops at Sunset ($102,000); (2) general and administrative expenses ($162,000); (3) depreciation ($52,000) and professional fees ($19,000).

         Operating expenses increased by 32% even though the Company had 50% more stores open in 2000. The increase in general and administrative expenses (44%) was due to the Company's agressive expansion philosophy in studying possible new locations, some of which have been announced.

         Another significant factor in the increase in total operating expenses was the depreciation and amortization which was increased by 68%. This was attributable to the opening of the Sunset store and the capital investment therein. In 2000, the Company incurred interest expense of approximately $313,000 as opposed to $38,000 in 1999. This dramatic increase was a non-cash expense which was due to the amorization of the beneficial interest expense of the conversion feature of the Company's debentures which were exchanged subsequently exchanged for preferred stock.

         Additionally, the Company incurred an extraordinary item which was a loss on the settlement of debt in the amount of $430,000. This one time charge was another, non-cash item which was as a result of the exchange of the Company's previously issued debentures for the Company's Series D convertible preferred stock. At the time of the exchange, the net carrying value of the debenture was $285,000. However, the value of the preferred stock based upon the conversion features, was $715,000. The Company has accounted for the transaction as a settlement of debt and recorded an extraordinary loss of $430,000.

         Additionally, the Company reported a beneficial conversion feature of its preferred stock, in the amount of $386,000. Once again, this was a non-cash transaction and represents the fact that the preferred shares may be converted by the holders into common stock at a price which is less than the fair market price of at the time of issuance.

         All of these transactions are significant because the Company's loss from operations, excluding depreciation and amortization, was approximately $790,000 in 2000 as opposed to $430,000 in 1999. This is opposed to a net loss attributable to common stock for 2000 in the amount of $2,031,000 compared to $517,000 in 1999, which loss includes $1,238,000 of non cash expenses.


YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998.

                  Sales for the year ended June 30, 1999 ("1999") increased 100% to approximately $1,163,000 from sales for the year ending June 30, 1998 ("1998") of approximately $581,000. This increase is attributable mainly the fact that in 1999, the Company's had two fully operational emporiums.

                  Cost of sales in 1999 approximately was $625,00 (53%) as compared to $359,000 (60%) in 1998. The decrease as a percentage of sales was primarily due to increased promotions in the industry and higher profit margins resulting from the sale of individual cigars.

                  Gross profit for 1999 was approximately $554,000 which was equivalent to 47% of sales, as compared to approximately $236,000 which was equivalent to 41% of sales in 1998.

                  General and administrative expenses for 1999 were approximately $367,000 (32% of sales) as compared to approximately $499,000 (86% of sales) in 1998. The decrease in primarily attributable to the reduction of overhead by the amortization of these costs over the three operating emporiums.



LIQUIDITY AND CAPITAL RESOURCES

                  At June 30, 2000, the Company had working capital of approximately $1,360,000. Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of common stock, Preferred Stock and Convertible Debentures. In fiscal 2000, the Company raised approximately $900,000 from the sale of Convertible Series C Preferred Stock. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes.

         In addition, the Company exchanged debentures for preferred stock. While this transaction resulted in an extraordinary loss, equity increased by $285,000.

                  The Company believes that it has sufficient liquidity to meet all of its cash requirements for the next 12 months and that subsequent store and distribution sales will provide sufficient cash flows to meet their operating needs. The Company believes, however, that additional funding will be necessary to expand its markets.



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



DEPENDENCE ON MANAGEMENT AND OTHERS

         The Company's business is largely dependent upon its president, Mr. Schatzman, and Mr. Gimelstein its vice president. The Company has three year employment agreements with Mr. Schatzman and Mr. Gimelstein terminating in 2003. The loss of the services of Mr. Schatzman or Mr. Gimelstein would have a material adverse effect upon the Company's business and prospects.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective June 20, 2000, the Registrant's dismissed Butner and Kahle, CPA, PA as its certifying accountants. Immediately thereafter, the Company's Board of Directors recommended and approved the retaining of Goldstein, Golub Kessler, LLP as the Company's new certifying accountants. The former principal account's statements of the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.


Item 9. Directors, Executive Officers, Promoters, Control Persons; Compliance with Section 16(a) of the Exchange Act

                  The present members of the Board of Directors, all executive officers, their ages and positions with the Company are set forth below:

NAMES                     AGE           POSITION
-----                     ---           --------


Stephen Schatzman         48            President, Secretary and Director
Alex Gimelstein           48            Vice President, Treasurer and Director


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

         Effective January 1, 2000, 1997, the Company entered into employment agreements with Stephen Schatzman, the President and Secretary of the Company and Alex Gimelstein, the Vice President and Treasurer of the Company. The terms of the two employment agreements, except for the position held with the Company, are identical. The agreements, which expire on December 31, 2003, provide for initial annual base salaries of $150,000 with additional increases, bonuses and compensation to be decided by the Board of Directors. The employment agreements also provide that, upon mutual agreement between the Company and the employee, all or any part of the salary due the employee may be deferred for an indefinite period of the time and/or paid in shares of the Common Stock of the Company.

Director Compensation

     The Company does not provide additional compensation for employee directors. In the event non-employees are appointed as directors, compensation may be paid on an annual or per meeting basis to be determined.

ITEM 10. Executive Compensation

         The following table shows, for the period ended June 30, 2000, the cash and other compensation paid to each of the executive officers of the Company.

                               ANNUAL COMPENSATION

NAME AND                                               OTHER
POSITION HELD          YEAR      SALARY    BONUS    COMPENSATION    RESTRICTED


Steven Schatzman       2000     $115,000    -0-         -0-       1,750,000(1)
President, Secretary

Alex Gimelstein        2000     $115,000    -0-         -0-       1,750,000(1)
Vice President,
Treasurer

(1) Mr. Schatzman and Alex Gimelstein each have the option to purchase up to 1,750,000 shares of the Company's restricted common stock at the then market price of $0.06 per share. As of this date, no options have been exercised.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information relating to the beneficial ownership of Company Common Stock as of September 20, 2000 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (ii) each of the Company's directors, and
(iii) all of the Company's directors and executive officers as a group.

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


(1) Does not include 100,000 shares of the Company's Series B Preferred Stock each owned by Messrs. Schatzman and Gimelstein. Each share of Series B Preferred Stock is entitled to 400 votes per share. As a result of this issuance, Messrs. Schatzman and Gimelstein have the right to vote what is equivalent to an additional 80,000,000 shares of common stock.

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

    27      Financial Data Schedule


8-K filed with the Securities and Exchange Commission on Jul 7, 2000**

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

                                          THE HAVANA REPUBLIC, INC.
                                                (Registrant)

                                           By: /S/ STEVEN SCHATZMAN
                                           -------------------------------------
                                           Steven Schatzman, President
                                           Date: September 20, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

SIGNATURE                       TITLE                               DATE


/S/ STEVEN SCHATZMAN            Director, President                9/20/00
--------------------            Chief Executive Officer
Steven Schatzman



/S/ALEX GIMELSTEIN              Director, Vice President            9/20/00
------------------
Alex Gimelstein

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                        For the Year Ended June 30, 2000



                                    CONTENTS
                                                                            Page
Reports of Independent Certified Public Accountants ........................ 2-3

Financial Statements:

Consolidated Balance Sheet .................................................   4

Consolidated Statements of Operations ......................................   5

Consolidated Statements of Changes in Shareholders' Equity .................   6

Consolidated Statements of Cash Flows ......................................   7

Notes to Consolidated Financial Statements .................................8-17

To the Board of Directors
The Havana Republic, Inc. and Subsidiaries
Weston, Florida


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of The Havana Republic, Inc. (a Colorado corporation) and Subsidiaries as of June 30, 2000 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Havana Republic, Inc. and Subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York
August 14, 2000

To the Board of Directors
The Havana Republic, Inc. and Subsidiaries
Weston, Florida


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of The Havana Republic, Inc. (a Colorado corporation) for the year ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Havana Republic, Inc. and Subsidiaries for the year ended June 30, 1999, in conformity with generally accepted accounting principles.



Butner & Kahle, CPAs, P.A.
West Palm Beach, Florida
September 22, 1999


THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2000




ASSETS

 CURRENT ASSETS:
     Cash                                                           $   995,017
     Accounts Receivable                                                 15,680
     Inventory                                                          635,209
     Deposits on Inventory Purchases                                    150,000
                                                                    -----------
Total Current Assets                                                  1,795,906
                                                                    -----------

PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated
  Depreciation and
Amortization of $256,537)                                               716,728
                                                                    -----------

OTHER ASSETS:
Other                                                                     8,117
Deposits on Inventory Purchases                                         347,675
Deferred Income Tax Asset, Net of Valuation
  Allowance of $867,000                                                    --
Investments in 50% Owned Factory                                         50,000
                                                                    -----------
Total Other Assets                                                      405,792
                                                                    -----------

Total Assets                                                         $2,918,426
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                                  $435,440
                                                                    -----------

Total Current Liabilities                                               435,440
                                                                    -----------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, No Par Value,
    Authorized 5,000,000 Shares;
    Convertible Preferred Stock-Series A,
    Authorized 2,500 Shares: 349 shares issued
    and outstanding (Aggregate Liquidation
    Preference of $471,150)                                             483,906
    Preferred Stock-Series B, Authorized 500,000 Shares:
    200,000 shares issued and outstanding
    (Aggregate Liquidation Preference of $100,000)                       40,000
    Convertible Preferred Stock-Series C,
    Authorized 100 Shares: 90 shares issued
    and outstanding (Aggregate Liquidation
    Preference $900,000)                                                900,000
    Convertible Preferred Stock-Series D,
    Authorized 50 Shares: 50 shares issued
    and outstanding (Aggregate Liquidation
    Preference $500,000)                                                500,000
Common Stock, No Par Value, Authorized
   200,000,000 Shares; issued and outstanding
   34,901,073 shares and Additional Paid-in Capital                   4,968,173
Accumulated Deficit                                                  (4,272,218)
Subscriptions Receivable                                               (136,875)
                                                                    -----------

Total Shareholders' Equity                                            2,482,986
                                                                    -----------

Total Liabilities and Shareholders' Equity                          $ 2,918,426
                                                                    ===========

                       See notes to financial statements.


 THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      For the Year Ended
                                               June 30, 2000       June 30, 1999
                                             ------------------   --------------



NET SALES                                          $  1,266,618    $  1,177,674

COST OF SALES                                           792,118         623,458
                                                   ------------    ------------

GROSS PROFIT                                            474,500         554,216
                                                   ------------    ------------

OPERATING EXPENSES:
Store Expenses                                          614,008         512,123
General and Administrative                              527,752         366,780
Depreciation and Amortization                           128,858          76,965
Professional Fees                                       123,046         104,547
                                                   ------------    ------------

Total Operating Expenses                              1,393,664       1,060,415
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (919,164)       (506,199)
                                                   ------------    ------------

OTHER INCOME (EXPENSE):
Interest Income                                          16,336          27,136
Interest Expense                                       (312,683)        (38,335)
                                                   ------------    ------------

                                                       (296,347)        (11,199)
                                                   ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                       (1,215,511)       (517,398)

EXTRAORDINARY ITEM -
LOSS ON SETTLEMENT OF DEBT                             (429,513)           --
                                                   ------------    ------------


NET LOSS                                             (1,645,024)       (517,398)

BENEFICIAL CONVERSION FEATURE OF PREFERRED
STOCK                                                  (385,714)           --
                                                   ------------    ------------

NET LOSS APPLICABLE TO COMMON STOCK                $ (2,030,738)   $   (517,398)
                                                   ============    ============




LOSS PER COMMON SHARE - BASIC AND DILUTED:
LOSS BEFORE EXTRAORDINARY ITEM                     $      (0.05)   $      (0.02)
EXTRAORDINARY LOSS                                 $      (0.01)   $        --
NET LOSS PER COMMON SHARE                          $      (0.06)   $      (0.02)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING-
BASIC AND DILUTED                                    32,085,011      20,931,505


                       See notes to financial statements.



                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Year Ended June 30, 2000 and 1999


                                      Preferred Stock A         Preferred Stock B          Preferred Stock C
                               --------------------------------------------------------------------------------
                                       Shares      Amount        Shares      Amount        Shares       Amount
                               --------------------------------------------------------------------------------

BALANCE - July 1, 1999                   980    $ 1,205,610      50,000   $    25,000          --     $      --

Conversion of preferred
stock series A                          (394)      (484,704)       --            --            --            --

Revaluation of common
stock issued in exchange for
for future services                     --             --          --            --            --            --

Construction services
rendered for subscriptions
receivable                              --             --          --            --            --            --

Preferred stock series B
issued to pay accrued salaries          --             --       150,000        15,000          --            --

Common stock issued for
future services                         --             --          --            --            --            --

Beneficial interest relating
to warrants and convertible
debentures                              --             --          --            --            --            --

Net loss for the year
ended June 30, 1999                     --             --          --            --            --            --

                                   -----------------------------------------------------------------------------------------------

BALANCE - June 30, 1999                  586        720,906     200,000        40,000             0             0

Issuance of common stock
for payment of note
payable and interest                    --             --          --            --            --            --

Cancellation of
subscription receivable                 --             --          --            --            --            --

Amortization of beneficial
conversion feature of
debenture                               --             --          --            --            --            --

Issuance of common
stock for services                      --             --          --            --            --            --

Conversion of preferred stock
to common stock                         (237)      (237,000)       --            --            --            --

Issuance of Series C
preferred stock for cash                --             --          --            --              90       900,000

Beneficial conversion feature
of Series C preferred stock             --             --          --            --            --            --

Issuance of Series D preferred
stock for settlement of debt            --             --          --            --            --            --

Net loss for the year
ended June 30, 2000                     --             --          --            --            --            --
                                   -------------------------------------------------------------------------------

BALANCE - June 30, 2000                  349    $   483,906     200,000   $    40,000            90   $   900,000
                                   ===============================================================================


                       See notes to financial statements.



                                                                  Common Stock
                                                                       and
                                                               Additional Paid-in
                                   Preferred Stock D                Capital
                               -----------------------------------------------------     Accumulated    Subscriptions
                                  Shares        Amount        Shares         Amount        Deficit        Receivable       Total
                               ----------------------------------------------------------------------------------------------------

BALANCE - July 1, 1999                --     $      --      18,101,066    $ 2,906,510    $(1,724,082)   $  (137,630)   $ 2,275,408

Conversion of preferred
stock series A                        --            --       9,425,627        484,704           --             --             --

Revaluation of common
stock issued in exchange for
for future services                   --            --            --          (35,000)          --           35,000           --

Construction services
rendered for subscriptions
receivable                            --            --            --             --             --            8,255          8,255

Preferred stock series B
issued to pay accrued salaries        --            --            --             --             --             --           15,000

Common stock issued for
future services                       --            --         750,000        120,000           --         (120,000)          --

Beneficial interest relating
to warrants and convertible
debentures                            --            --            --          295,172           --             --          295,172

Net loss for the year
ended June 30, 1999                   --            --            --             --         (517,398)          --         (517,398)
                                   -----------------------------------------------------------------------------------------------

BALANCE - June 30, 1999                  0             0    28,276,693      3,771,386     (2,241,480)      (214,375)     2,076,437

Issuance of common stock
for payment of note
payable and interest                  --            --       2,400,000        106,218           --             --          106,218

Cancellation of
subscription receivable               --            --        (600,000)          --             --           77,500         77,500

Amortization of beneficial
conversion feature of
debenture                             --            --            --          251,283           --             --          251,283

Issuance of common
stock for services                    --            --         273,360         46,572           --             --           46,572

Conversion of preferred stock
to common stock                       --            --       4,551,020        237,000           --             --             --

Issuance of Series C
preferred stock for cash              --            --            --          (45,000)          --             --          855,000

Beneficial conversion feature
of Series C preferred stock           --            --            --          385,714       (385,714)          --             --

Issuance of Series D preferred
stock for settlement of debt            50       500,000          --          215,000           --             --          715,000

Net loss for the year
ended June 30, 2000                   --            --            --             --       (1,645,024)          --       (1,645,024)

                                   -----------------------------------------------------------------------------------------------

BALANCE - June 30, 2000                 50   $   500,000    34,901,073    $ 4,968,173    $(4,272,218)   $  (136,875)   $ 2,482,986
                                   ================================================================================================




                       See notes to financial statements.




                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              For the Year Ended
                                                       June 30, 2000    June 30, 1999
                                                       -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                 $(1,645,024)   $  (517,398)
Adjustments to Reconcile Net Loss to
  Net Cash Used in Operating Activities:

Depreciation and Amortization                                128,858         74,634
Common Stock Issued in Exchange for Services                  46,572           --
Amortization of Beneficial Conversion
   Feature on Debentures and Notes                           312,671         19,270
Loss on Settlement of Debt                                   429,513           --

(Increase) Decrease in:
Accounts Receivable                                           (9,720)        (4,379)
Inventory                                                    140,153         (1,949)
Prepaid Expenses and Other                                      --           40,257
Deposits on Inventory Purchases                               18,925        100,100
Other                                                             30          2,331

Increase (Decrease) in:
Accounts Payable and Accrued Expenses                        (22,049)       232,882
                                                         -----------    -----------
Net Cash (Used in) Operating Activities                     (600,071)       (54,252)
                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Refund on Leasehold Improvements Expenditures                 73,640           --
Acquisition of Property and Equipment                         (8,702)      (533,374)
                                                         -----------    -----------
Net Cash Provided by (Used in)
  Investing Activities                                        64,938       (533,374)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Issuance of Preferred Stock                855,000           --
Repayment of Note Borrowings                                 (30,000)          --
Proceeds from Issuance of Debentures                            --          500,000
                                                         -----------    -----------
Net Cash Provided by Financing Activities                    825,000        500,000
                                                         -----------    -----------
Net Increase (Decrease) in Cash                              289,867        (87,626)
Cash - Beginning of Year                                     705,150        792,776
                                                         -----------    -----------
Cash - End of Year                                       $   995,017    $   705,150
                                                         ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid during the Year for Interest                            $-             $-
                                                         ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for Services                             $-    $    85,000
                                                         ===========    ===========
Issuance of Common Stock in Repayment of Debt            $   106,218             $-
                                                         ===========    ===========
Issuance of Preferred Stock-Series B for Services                 $-    $    15,000
                                                         ===========    ===========
Costs Related to Preferred Stock                         $    45,000             $-
                                                         ===========    ===========
Amortization of Beneficial Conversion Feature
  of Debentures                                          $   385,714    $   295,172
                                                         ===========    ===========
Conversion of Preferred Stock
  to Common Stock                                        $   237,000    $   484,704
                                                         ===========    ===========
Construction Services Rendered for
  Subscription Receivable                                         $-    $     8,255
                                                         ===========    ===========
Issuance of Preferred Stock Series D upon
  Settlement of Debt                                     $   500,000             $-
                                                         ===========    ===========
Cancellation of Subscriptions Receivable                 $    77,500             $-
                                                         ===========    ===========


                       See notes to financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        For the Year Ended June 30, 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, CAPITALIZATION AND REVERSE ACQUISITION

On June 17, 1996 all of the issued and outstanding stock of The Havana Republic, Inc. ("Florida") was exchanged for 5,500,000 shares of common stock of The Havana Republic, Inc., ("Colorado"), (hereinafter referred to collectively as the "Company"). As a result of the exchange of stock, the former stockholders of Florida owned approximately 79% of the outstanding common stock of the Company. Accordingly, this transaction had been treated, for financial reporting purposes, as a reverse acquisition in which Florida was recapitalized by providing 5,500,000 shares of Colorado to its existing stockholders. The 1,574,000 shares held by Colorado shareholders before the acquisition were issued in June 1996 pursuant to an offering in accordance with Rule 504 of Regulation D pursuant to Securities Act of 1933, the proceeds of such offering were approximately $3,000. At the time of the recapitalization, Colorado had no assets and no value was attributable to such shares.

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

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash. The Company places its cash in money market funds with high credit quality institutions. As of June 30, 2000, the Company had $976,156 in one financial institution with the excess over $100,000 not covered by FDIC insurance and which, therefore, did not limit the Company's amount of credit risk. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.

INVENTORY

Inventory consisting principally of cigars and accessories, is valued at the lower of cost (first-in, first-out) or market.

DEPOSITS ON INVENTORY PURCHASES

Deposits on inventory purchases consist of payments to the Company's 50% owned affiliate in Nicaragua to secure the purchase of cigar inventory. All transactions are in U.S. dollars. During the year ended June 30, 2000, the Company received approximately 18,925 cigars for $18,925. As of June 30, 2000, the Company has deposits on inventory purchases amounting to $497,675. The Company expects shipments of cigars to significantly increase in fiscal 2001 and expects to recover some of this amount through the sale of tobacco. Due to the uncertainty in the timing of the recovery, the Company has estimated that $150,000 will be recovered in the succeeding fiscal year. However, a deposit on inventory purchases outside of the United States, especially in less developed countries such as Nicaragua, is subject to numerous risks, including political and currency instability, currency control and exchange regulations, and import and export regulations, any of which could have a material adverse effect upon the Company's deposit.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization is provided for over the estimated useful lives of the respective assets using the straight-line method for financial reporting purposes and the accelerated method for income tax purposes. Maintenance, repairs, and minor renewals are charged to expense as incurred while expenditures that materially increase values, change capacities, or extend useful lives are capitalized.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss, after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during each period. Potentially dilutive securities have not been included in the computation of diluted loss per share because it would be antidilutive. For the year ended June 30, 2000, net loss has been adjusted for deemed dividends on the convertible preferred stock and the effect of beneficial conversion features of preferred stock amounting to $385,714 to arrive at net loss available to common shareholders.

REVENUE RECOGNITION

Revenues from product sales are recognized when the customer purchases the product at the retail location or when products are shipped.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


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

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2000


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2000 consists of the following:

                                                                 Depreciation/
                                                                 Amortization
                                                                 Period
                                                                 ------------
Computers and software                          $  13,921         5 years
Furniture and fixtures                            169,323         5-7 years
Office equipment                                   61,690         5-7 years
Leasehold improvements                            728,331         Term of Lease
                                                ---------
                                                  973,265
Accumulated depreciation                         (256,537)
                                                ---------
                                                $ 716,728
                                                =========

Depreciation and amortization expense amounted to $126,527 and $74,634 for the years ended June 30, 2000 and 1999, respectively.

NOTE 4 - INVENTORY

Inventory at June 30, 2000 consists of the following:

Cigars                                                      $ 320,626
Accessories                                                   314,583
                                                            ---------
                                                            $ 635,209
                                                            =========

NOTE 5 - INCOME TAXES

As of June 30, 2000, the Company had deferred tax assets of approximately $867,000 resulting from net operating loss carryforwards of approximately $2,500,000 which are available to offset future taxable income, if any, through 2021. As utilization of the net operating loss carryforwards is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

As of June 30, 2000, the components of the net deferred tax asset are as follows:

Deferred Tax Assets:
        Net operating loss carryforward                               $ 867,000
        Valuation allowance                                            (867,000)
                                                                      ---------
        Net deferred tax                                              $    --
                                                                      =========

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended June 30, 2000 is as follows:

        Federal income tax rate                                         (34.0)%
        Valuation allowance on net operating carryforwards               34.0 %
                                                                        -----
        Effective income tax rate                                           0 %
                                                                        =====

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2000

NOTE 6 - COMMITMENTS

OPERATING LEASES

The Company has operating leases for store facilities expiring through 2002 to 2009. The lease agreements require the Company to pay real estate taxes, maintenance and other operating expenses associated with the space leased and are personally guaranteed by the officers of the Company. The store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts, as well as increases in the consumer price index. Total rent expense for the year ended June 30, 2000 and 1999 amounted to $279,901 and $185,242, respectively.

Approximate future minimum rental commitments as of June 30, 2000 are as follows:

                2001                                    $ 154,000
                2002                                      182,000
                2003                                      156,000
                2004                                       84,000
                2005                                       84,000
                Thereafter                                356,000
                                                       ----------
                                                       $1,016,000
                                                       ==========


EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with two officers of the Company. The terms of the two employment agreements, which expire on December 31, 2003, provide for initial annual base salary of $150,000 plus annual increases of 10% of the previous year's compensation with additional increases, bonuses and compensation to be decided by the Board of Directors. Included in accounts payable and accrued expenses at June 30, 2000 is $70,000 due these officers and under these agreements.


NOTE 7 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company's articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock. The Company's Board of Directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series.

     (a) On August 1, 1997, the Board of Directors of the Company created a series of preferred stock consisting of 2,500 shares and designated it as the Series A Convertible Preferred Stock - no par value. The Series A Preferred Stock is convertible, at the holders option, into that number of shares of common stock equal to $1,000 divided by the lower of (i) seventy percent (70%) of the average market price of the common stock for the five trading days immediately prior to the conversion date or (ii) $1.46, increased proportionally for any reverse stock splits and decreased proportionally for any forward stock split or stock dividend. The holders of Series A Preferred Stock have no voting rights, the shares are redeemable by the Company at a price of $1,350 per share upon notice of conversion, and have a liquidation preference of $1,350 per share.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2000


NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

          Certain holders of the Series A Convertible Preferred Stock were issued (i) an option to purchase an aggregate of 200,000 shares of common stock for two years at an exercise price of $1.92 per common share and (ii) an option to purchase an aggregate of 200,000 shares of common stock for two years at an exercise price of $2.88 per common share. As of June 30, 2000, these options are still outstanding. For the years ended June 30, 1999 and 2000, Series A Preferred Shareholders converted 394 preferred shares into 9,425,627 shares of common stock and 237 preferred shares into 4,551,020 shares of common stock. As of June 30, 2000, the remaining 349 shares of Series A Preferred Stock may be converted, at the holder's option, into shares of common stock.

     (b) On April 2, 1998, the Board of Directors of the Company created a series of preferred stock consisting of 500,000 shares, as amended in May 2000, and designated it as the Series B Convertible Preferred Stock - no par value. The Series B Preferred Stock shall be entitled to 400 votes per share, is not redeemable, and has no conversion rights. The holders of Series B Preferred stock have a liquidation preference of $.50 per share. In consideration of two officers of the Company forgiving an aggregate of $40,000 due them, the Company issued 100,000 shares of Series B Preferred Stock during 1998 and 1999.

     (c) In May 2000 the Board of Directors of the Company created a series of preferred stock consisting of 100 shares and designated as the Series C Convertible Preferred Stock - no par value. The holders of the Series C Convertible Preferred Stock shall be entitled to receive, out of funds legally available for such purpose, cash dividends at the rate of $400 per share per annum. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the Series C Convertible Preferred Stock shall be entitled to receive an amount equal to $10,000 per share.

          Each share of Series C Convertible Preferred Stock shall be convertible, at the option of its holder, at any time, into a number of shares of common stock of the Company, subject to the number of shares of common stock equal to $10,000, divided by the lower of (i) Seventy Percent (70%) of the average Bid Price of the Common Stock for the five trading days immediately prior to the Conversion Date or (ii) $0.07, increased proportionally for any reverse stock split and decreased proportionally for any forward stock split or stock dividend.

          In May 2000, the Company issued 90 shares in exchange for $900,000 in cash less costs of $45,000.

          At the time of issuance, the Series C Convertible Preferred Stock was convertible at prices below the market value of the underlying common stock. The beneficial conversion feature represented by the intrinsic value is calculated as the difference between the conversion price and the market price of the underlying common stock multiplied by the number of shares to be issued from the conversion. The beneficial conversion feature is recognized as a return to the preferred stockholders. At June 30, 2000, the beneficial conversion feature amounted to $385,714.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2000


NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

     (d) On June 22, 1999, the Company placed $500,000 face amount of 8% convertible debentures due with accrued interest on or before June 21, 2002. The Company also issued 4,000,000 warrants to the debenture holders to purchase 4,000,000 shares of the Company's common shares between June 22, 1999 and June 21, 2002 at the following prices per share:

                  2,000,000 shares at $.10 per share
                  1,000,000 shares at $.13 per share
                  1,000,000 shares at $.16 per share

          The Company had valued the warrants and allocated $228,000 of the proceeds to the debt and approximately $272,000 to the warrants. The $272,000 discount on the debt was being amortized as interest over the three-year term of the debentures.

          The debentures were convertible 120 days from June 22, 1999 into common shares at a price equal to the lesser of 65% of the average closing bid price for the five trading days preceding conversion or $.078 per share. The Company allocated $269,230 to the beneficial conversion feature based on that feature's intrinsic value assuming the conversion terms most beneficial to the debenture holder and was amortized as interest expense over a 120-day period commencing June 22, 1999. Amounts allocated to the warrants and the beneficial conversion feature aggregating $531,000 were credited to capital stock.

          In May 2000, the Company exchanged these debentures into a newly created Series D Convertible Preferred Stock consisting of 50 shares.

          The holders of the Series D Convertible Preferred Stock shall be entitled to receive, out of funds legally available for such purpose, cash dividends at the rate of $800 per share per annum. Such dividends shall be cumulative and shall accrue, whether or not earned or declared, from and after the date of issue of the shares. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Series D Convertible Preferred Stock shall be entitled to receive an amount equal to $10,000 per share or an aggregate of $500,000.

          Each share of Series D Convertible Preferred Stock shall be convertible, at the option of its holder, at any time, into a number of shares of common stock of the Company. The initial Conversion Rate shall be a number of shares of Common Stock equal to $10,000, divided by Seventy Percent (70%) of the average Bid Price of the Common Stock for the five trading days immediately prior to the Conversion Date. Accordingly, there is a beneficial conversion feature of this security of $215,000.

          As a result of the exchange of the debentures for the Series D Convertible Preferred Stock, the net carrying value of the debentures at the time of the exchange inthe amount of $285,487 ($500,000 face value of the debentures less the unamortized discount at exchange of $214,513) was deemed to be settled for the fair value of the Series D Convertible Preferred Stock. The fair value of this Preferred Stock is based on the conversion feature which will provide upon conversion shares having an aggregate quoted market value of $715,000. Accordingly, the Company has accounted for the transaction as a settlement of debt and recorded an extraordinary loss of $429,513.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2000



NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

COMMON STOCK

In May 2000, the Company increased its authorized shares to 200,000,000 shares of common stock, no par value.

In August 1999, the Company settled a note payable of approximately $200,000 by payment of $30,000 in cash as well as the issuance of an aggregate of 2,400,000 shares of the Company's common stock. The fair value of the shares and cash approximated the note payable, accordingly, no gain or loss was recognized.

On April 14, 1999, two officers were granted options to acquire 1,000,000 shares of the Company's common stock at an exercise price of $.06 per share. These options were cancelled.

On January 6, 2000, two officers were granted options to acquire 3,500,000 shares of the Company's common stock at an exercise price of $.06 per share. The options are exercisable commencing January 6, 2000 for a period of five years.

A summary of the status of the Company's stock options as of June 30, 2000 and 1999, and changes during the years then ended is presented below:



     June 30                               2000                    1999
--------------------------------------------------------------------------------
                                                Weighted-              Weighted-
                                      Number     Average      Number    Average
                                        of      Exercise        of      Exercise
                                      Shares     Price        Shares     Price
--------------------------------------------------------------------------------
Outstanding at beginning of year     1,000,000    $.06       1,000,000       .06
Granted                              3,500,000     .06
Canceled                            (1,000,000)    .06
--------------------------------------------------------------------------------
Outstanding at end of year           3,500,000    $.06      1,000,000   $   .06
================================================================================
Options exercisable ay year-end      3,500,000    $.06      1,000,000   $   .06
================================================================================
Weighted-average fair
value of options granted
during the year                    $   188,650               --
================================================================================

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2000




NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

The following table summarizes information about fixed stock options outstanding at June 30, 2000:


                        Options Outstanding                 Options Exercisable
--------------------------------------------------------------------------------
                               Weighted-
                                Average       Weighted-                Weighted-
                               Remaining       Average                  Average
   Range of          Number    Contractual     Exercise     Number      Exercise
Exercise Prices   Outstanding     Life          Price    Exercisable     Price
--------------------------------------------------------------------------------

  $.06             3,500,000    5 years         $.06      3,500,000       $.06
================================================================================


Had compensation expense for the Company's stock option plans been determined based on the fair value of the underlying common stock at the grant dates, consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net loss applicable to common shareholders and the loss per common share would have been as follows:

                                        Fiscal Year Ended    Fiscal Year Ended
                                           June 30,2000        June 30, 1999
                                           ------------        -------------
Net loss applicable to common stock:
         As reported                         $  (2,030,738)     $  (517,398)
         Pro forma                           $  (2,219,388)     $  (575,698)
Loss per common share:
         As reported                         $        (.06)     $      (.02)
         Pro forma                           $        (.07)     $      (.03)


The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 1999 and 2000. For the year ended
June 30, 1999 the assumptions were risk-free interest rate of 4.5%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 197%, and an expected life of the option of five years. For the year ended June 30, 2000 the assumptions were risk-free interest rate of 7.0%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 138%, and an expected life of the option of five years.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2000



NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In November 1999 and December 1999, the Company issued 195,360 shares and 78,000 shares, respectively, for consulting and public relations services. Approximately $46,000 was charged to operations based on the respective fair values on the dates of these transactions.


NOTE 8 - RISK AND UNCERTAINTY

Although the Company carries general liability insurance, it has no health hazard policy. There can be no assurance that the Company will not be subject to liability which is not covered by its general liability insurance, and such liability could have a material adverse effect upon its business.