Form 10-Q
period 2000-09-30
HAVANA REPUBLIC INC/FL
filed 2000-11-14
CIK 1049660

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:                     September 30, 2000
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 2, 1999: 34,901,073 shares of common stock, no par value per share.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                      INDEX


                                                                          PAGE

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

       Consolidated Balance Sheet (Unaudited)
                     September 30, 2000.......................................3
        Consolidated Statements of Operations (Unaudited)
                     For the Three Months Ended September 30, 2000
                     and 1999.................................................4
Consolidated Statement of Changes in Shareholders' Equity
                     For the Three Months Ended September 30, 2000............5
       Consolidated Statements of Cash Flows (Unaudited)
                     For the Three Months Ended September 30, 2000
                     and 1999.................................................6

       Notes to Consolidated Financial Statements.............................7

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations................10


PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings............................................13

       Item 4 - Submission of Matters to a Vote of Security Holders..........3

       Item 6 - Exhibits and Reports on Form 8-K.............................13

       Signatures............................................................13




                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 September 30, 2000 (Unaudited)and June 30, 2000


                                     ASSETS

                                                                       September 30,      June 30,
                                                                           2000            2000

 CURRENT ASSETS:
     Cash                                                                $   784,049    $   995,017
     Accounts Receivable                                                      17,221         15,680
     Inventory                                                               710,122        635,209
     Deposits on Inventory Purchases                                         150,000        150,000
                                                                         -----------    -----------
          Total Current Assets                                             1,661,392      1,795,906
                                                                         -----------    -----------
PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated Depreciation  and
     Amortization of $288,489 and $256,537, respectively)                    701,104        716,728
                                                                         -----------    -----------
OTHER ASSETS:
     Other                                                                     7,534          8,117
     Deposits on Inventory Purchases                                         347,675        347,675
     Deferred Income Tax Asset, Net of Valuation Allowance of $930,000
          and $867,000, respectively                                            --             --
     Investments in 50% Owned Factory                                         50,000         50,000
                                                                         -----------    -----------
             Total Other Assets                                              405,209        405,792
                                                                         -----------    -----------
             Total Assets                                                $ 2,767,705    $ 2,918,426
                                                                         ===========    ===========




                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses                               $   487,048    $   435,440
                                                                         -----------    -----------
          Total Current Liabilities                                          487,048        435,440
                                                                         -----------    -----------
COMMITMENTS

SHAREHOLDERS' EQUITY:
     Preferred Stock, No Par Value, Non-Voting,
          Authorized 5,000,000 Shares;
          Convertible Preferred Stock-Series A,
          Authorized 2,500 Shares: 349 shares issued and
          and outstanding (Aggregate Liquidation
          Preference of $ 471,150)                                           483,906        483,906

     Preferred Stock-Series B, Authorized 500,000 Shares:200,000
          shares issued and outstanding
          (Aggregate Liquidation Preference of $100,000)                      40,000         40,000
     Convertible Preferred Stock-Series C, Authorized 100
          Shares: 90 shares issued and outstanding (Aggregate
          Liquidation Preference of $ 900,000)                               900,000        900,000
     Convertible Preferred Stock-Series D, Authorized 50
          Shares: 50 shares issued and outstanding
          (Aggregate Liquidation Preference of $ 500,000)                    500,000        500,000

     Common Stock, No Par Value, Authorized 200,000,000 Shares;
          Issued and Outstanding 34,901,073 Shares and
          Additional Paid-in Capital                                       4,968,173      4,968,173
     Accumulated Deficit                                                  (4,474,547)    (4,272,218)
     Subscriptions Receivable                                               (136,875)      (136,875)
                                                                         -----------    -----------
          Total Shareholders' Equity                                       2,280,657      2,482,986
                                                                         -----------    -----------
          Total Liabilities and Shareholders' Equity                     $ 2,767,705    $ 2,918,426
                                                                         ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.





                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                    For the Three Months Ended
                                                    --------------------------
                                                   September 30,   September 30,
                                                       2000            1999
                                                   -----------------------------

 SALES                                             $    247,364    $    290,059
                                                   ------------    ------------
     Net Sales                                          247,364         290,059

COST OF SALES                                           116,080         140,351
                                                   ------------    ------------
GROSS PROFIT                                            131,284         149,708
                                                   ------------    ------------

OPERATING EXPENSES:
     Store Expenses                                     121,764         147,799
     General and Administrative                         171,577         144,149
     Depreciation and Amortization                       32,535          31,583
     Professional Fees                                   21,315           8,862
                                                   ------------    ------------
           Total Operating Expenses                     347,191         332,393
                                                   ------------    ------------
LOSS FROM OPERATIONS                                   (215,907)       (182,685)
                                                   ------------    ------------
OTHER INCOME (EXPENSE):
     Interest Income                                     13,578           4,439
     Interest Expense                                      --          (223,593)
                                                   ------------    ------------

                                                         13,578        (219,154)
                                                   ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCK                $   (202,329)   $   (401,839)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE        $      (0.01)   $      (0.01)
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        34,901,073      28,305,789
                                                   ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.





                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
                 For the Three Months Ended September 30, 2000
                                  (Unaudited)



                                      PREFERRED STOCK A    PREFERRED STOCK B          PREFERRED STOCK C          PREFERRED STOCK C
                                      -----------------    -----------------          -----------------          -----------------
                                      STOCK     AMOUNT     STOCK      AMOUNT           STOCK     AMOUNT          STOCK      AMOUNT
                                      -----     ------     -----      ------           -----     ------          -----      ------

BALANCE - July 1, 2000                 349   $ 483,906   200,000   $   40,000           90   $  900,000           50   $  500,000

Net loss for the three months
ended September 30,-2000              --         --         --           --            --           --           --         --
                                     -----   ---------   -------   ----------        ------  ----------        -----   -----------
BALANCE - September 30, 2000           349   $ 483,906   200,000   $   40,000           90   $  900,000           50   $  500,000
                                     =====   =========   =======   ==========        ======  ==========        =====   ===========





                                      COMMON STOCK
                                          AND
                                   ADDITIONAL PAID-IN
                                        CAPITAL
                                   ------------------       ACCUMULATED    SUBSCRIPTIOINS
                                 SHARE        AMOUNT          DEFICIT        RECEIVABLE      TOTAL
                                ----------   -----------   -------------   ------------  ----------


BALANCE - July 1, 2000          34,901,073   $ 4,968,173   $ (4,272,218)   $ (136,875)   $ 2,482,986

Net loss for the three months
ended September 30,-2000              --           --          (202,329)        --          (202,329)
                                ----------   -----------   ------------    ----------     ----------

BALANCE - September 30, 2000    34,901,073   $ 4,968,173   $ (4,474,547)   $ (136,875)    $ 2,280,657
                                ==========   ===========   ============    ==========     ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.



                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            For the Three Months Ended
                                                            --------------------------
                                                       September 30, 2000    September 30, 1999
                                                       ------------------    ------------------





 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                   $(202,329)   $(401,839)
     Adjustments to Reconcile Net Loss to Net Cash Used in
          Operating Activities:

          Depreciation and Amortization                            32,535       31,583
          Amortization of Beneficial Conversion
          Feature on Debentures and Notes                            --        223,593

     (Increase) Decrease in:
          Accounts Receivable                                      (1,541)      (4,981)
          Inventory                                               (74,913)      (9,402)

     Increase (Decrease) in:
          Accounts Payable                                         51,608      (86,400)
          Accrued Expenses                                           --        (49,637)
          Deferred Membership Revenue                                --         (1,304)
                                                                ---------    ---------

               Net Cash Used in Operating Activities             (194,640)    (298,387)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Refund on Leasehold Improvements                                --         73,640
     Acquisition of Property and Equipment                        (16,328)      (8,822)
                                                                ---------    ---------

          Net Cash Provided by (Used in) Investing Activities     (16,328)      64,818
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of Note Borrowings                                    --        (30,000)
                                                                ---------    ---------

          Net Cash Used in Financing Activities                      --        (30,000)
                                                                ---------    ---------

Net Decrease in Cash                                             (210,968)    (263,569)

Cash - Beginning of Year                                          995,017      705,150
                                                                ---------    ---------

Cash - End of Year                                              $ 784,049    $ 441,581
                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid during the Year for Interest                     $    --      $    --
                                                                =========    =========

NONCASH INVESTING AND FINANCING ACTIVITIES:

Recognition of Preferred Stock Dividend
on Beneficial Conversion                                        $    --      $ 600,000
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

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)




Note 1.    BASIS OF PRESENTATION
           ---------------------

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended June 30, 2000, of The Havana Republic, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results for the full fiscal year ending June 30, 2001.


Note 2.    INVENTORIES

           The major classes of inventories are as follows:

                                              SEPTEMBER 30, 2000
                                              ------------------

Cigars     .....................................$ 344,016
Accessories.....................................  366,106
                                                ---------
                                                $ 710,122
                                                =========

Note 3. SHAREHOLDERS' EQUITY

On November 9, 2000, the Company filed a registration statement with the Securities and Exchange Commission offering 4,350,000 shares of common stock to individuals for legal and consulting services. The Company will charge operations for the fair value of these shares as those services are provided.

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

Net sales for the three months ended September 30, 2000 decreased approximately 15% or approximately $43,000 from the sales for the three months ending September 30, 1999. The Company believes the decline in net sales was reflective of the nationwide trend and the slow down in cigar retail sales. Because the Company expects to face less competition in Fiscal 2001 due to weaker retail establishments closing combined with the Company's new projects which the Company believes are in prime locations, the Company expects sales to increase to its past performances in Fiscal 2001. However, there can be no assurance that these expectations will be met.

The cost of sales for the three months ended September 30, 2000, were approximately $116,000 or approximately 47% of sales, as compared to $140,000 or approximately 48% of sales for the three months end September 30, 1999.

Gross profit for the three months ended September 30, 2000, was $131,000 which was equivalent to approximately 53% of sales as compared to $150,000 which was equivalent to approximately 52% for the same period in 1999.

For the three months ended September 30, 2000, total operating expenses increased to approximately $347,000 from $332,000, an increase of approximately $15,000 for the time period in 1999. This increase was primarily attributable to increased professional fees and general administrative fees relative to expansion, offset by a decrease in store expenses.

Store expenses for the three months ended September 30, 2000, decreased by approximately $26,000 to approximately $122,000 from approximately $148,000 for the same period in 1999. The reason for this decrease was to the Company's in streamlining its operations.

For the three month period ending September 30, 2000, the company had a net loss of $202,000 as opposed to a net loss of approximately $402,000, or decrease of $200,000 for the same period in 1999. This was primarily attributable to the Company's elimination of its interest expense related to its debentures which did not occur in Fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had working capital of approximately $1,174,000. Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of common stock, Preferred Stock and Convertible Debentures. For the period ending September 30, 2000, the Company did not raise any money and no securities were issued.

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


                                                 THE HAVANA REPUBLIC, INC.



Dated: November 2, 1999                          By: /S/
                                                     -----------------
                                                     Steven Schatzman, President

                                  EXHIBIT INDEX



EXHIBIT
NUMBER     DESCRIPTION                          LOCATION
------     -----------                          --------

1          Financial Data Schedule  *1










*1     Filed electronically pursuant to Item 401 of Regulation S-T.