Form 10-Q
period 2000-12-31
HAVANA REPUBLIC INC/FL
filed 2001-02-14
CIK 1049660

FORM 10-QSB



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL QUARTER ENDED:                        DECEMBER 31, 2000
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

                                    YES _     NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF DECEMBER 31,200: 38,351,073 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES


                                      INDEX




                                                                            PAGE


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

Consolidated Balance Sheet (Unaudited) December 31, 2000 ..................    3

Consolidated Statements of Operations (Unaudited)
        for the Six Months Ended December 31, 2000 And 1999 ...............    4

Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
        for the Six Months Ended December 31, 2000 ........................    5

Consolidated Statements of Cash Flows (Unaudited)
        for the Six Months Ended December 31, 2000 and 1999 ...............    6

Notes to Consolidated Financial Statements ................................    7

     Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................   10


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings ...........................................   13

     Item 4 - Submission of Matters to a Vote of Security Holders .........   13

     Item 6 - Exhibits and Reports On Form 8-K ............................   13


     Signatures ...........................................................   13

RESULTS OF OPERATIONS

         Six months ended December 31, 2000 compared to six months ended December 31, 1999

         Net sales for the six months ended December 31, 2000 were $589,873 a decrease of 9.9% As compared to sales for the six months ended December 31, 1999 which were $655,027. The Company believes the decline in net sales was reflective of the nationwide trend and the slow down in cigar retail sales. Because the Company expects to face less competition in fiscal 2001 due to weaker retail establishments closing combined with the Company's new projects which the company believes are in prime locations, the Company expects sales to increase in fiscal 2001. However, there can be no assurance that these expectations will be met.

         Cost of sales was $242,455 or 41.1% of sales for the six months ended December 31, 2000 as compared to $366,142 or 55.9% of sales for the six months ended December 31, 1999. The decrease in cost of sales and increase in gross profit was due to the Company's ability to achieve its full mark-up with less sales of close-outs.

         Gross profit was 347,418 or 58.9% Of sales for the six months ended December 31, 2000 as compared to gross profit of $288,885 or 44.1% of sales for the six months ended december 31, 1999.

         Store expenses, which include marketing and advertising expenses, rent and salary costs, were $245,760 or 41.7 % of sales for the six months ended December 31, 2000 as compared to $285, 452 or 43.6 % of sales for the six months ended December 31, 1999.

         General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $467,786 or 79.3 % of sales for the six months ended December 31, 2000 as compared to $300,581 or 45.9% of sales for the six months ended December 31, 1999. This increase is due primarily due to the costs and expenses of due diligence related to the anticipated opening of the Company's new emporiums.

         The Company had earned interest for the six months ended December 31, 2000 of $22,649 as compared to net interest expense of $276,688 for the six months ended December 31, 1999. This is due to the fact that the company no longer has an interest expense associated with the past conversion of debentures into preferred stock.

         As a result of the foregoing factors, the Company incurred losses of $507,936 or ($.01) per share for the six months ended December 31, 2000 as compared to a loss of $684,081 or ($.02) per share for the six month period ended December 31, 1999.


         Three months ended December 31, 2000 compared to three months ended December 31, 1999.

         Net sales for the three months ended December 31, 2000 were $342,509 a decrease of 6.15% as compared to sales for the three months ended December 31, 1999 which were $364,968. The Company believes the decline in net sales was reflective of the nationwide trend and the slow down in cigar retail sales. Because the Company expects to face less competition in fiscal 2001 due to weaker retail establishments closing combined with the Company's new projects which the Company believes are in prime locations, the Company expects sales to increase in fiscal 2001. However, there can be no assurance that these expectations will be met.

         Cost of sales was $126,375 or 36.9% Of sales for the three months ended December 31, 2000 as compared to $225,791 or 61.9% of sales for the three months ended December 31, 1999. The decrease in cost of sales and increase in gross profit was due to the Company's ability to achieve its full mark-up with less sales of close-outs.


         Gross profit was $216,134 or 63.1% of sales for the three months ended December 31, 2000 as compared to gross profit of $139,177 or 38.1% of sales for the three months ended December 31, 1999.

         Store expenses, which include marketing and advertising expenses, rent and salary costs, were $123,996 or 36.2% of sales for the three months ended December 31, 2000 as compared to $137,653 or 37.7% of sales for the three months ended December 31, 1999.

         General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $296,209 or 86.5% of sales for the three months ended December 31, 2000 as compared to $156,432 or 42.9% of sales for the three months ended December 31, 1999. This increase is due primarily due to the costs and expenses of due diligence related to the anticipated opening of the Company's new emporiums.

         The Company earned interest for the three months ended December 31, 2000 in the amount of $9,071 as compared to net interest expense of $57,534 for the three months ended December 31, 1999. This is due to the fact that the company no longer has an interest expense associated with the past conversion of debentures into preferred stock.

         As a result of the foregoing factors, the Company incurred losses of $305,607 or ($.01) per share for the three months ended December 31, 2000 as compared to a loss of $282,242 or ($.01) Per share for the three month period ended December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES


         At December 31, 2000, the Company had working capital of $919,486 Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the period ending December 31, 2000, the Company did not raise any money and no new securities were issued.

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

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

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


                                               THE HAVANA REPUBLIC, INC.



Dated: February __, 2001                       By:      /s/ STEVEN SCHATZMAN
                                               -------------------------------
                                               Steven Schatzman, President






                       THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS




                                         ASSETS
                                                                       December 31, 2000  June 30, 2000
 CURRENT ASSETS:                                                          (Unaudited)
                                                                       --------------------------------
     Cash                                                                $   516,122    $   995,017
     Accounts Receivable                                                       5,418         15,680
     Inventory                                                               781,630        635,209
     Deposits on Inventory Purchases                                          75,000        150,000
                                                                         -----------    -----------

             Total Current Assets                                          1,378,170      1,795,906
                                                                         -----------    -----------

 PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated Depreciation  and
      Amortization of $322,881 and $256,537, respectively)                   781,338        716,728
                                                                         -----------    -----------

 OTHER ASSETS:
     Other                                                                     8,551          8,117
     Deposits on Inventory Purchases                                         422,675        347,675
     Deferred Income Tax Asset, Net of Valuation Allowance of
        $962,000 and $867,000, respectively                                     --             --
     Investments in 50% Owned Factory                                         50,000         50,000
                                                                         -----------    -----------

            Total Other Assets                                               481,226        405,792
                                                                         -----------    -----------

            Total Assets                                                 $ 2,640,734    $ 2,918,426
                                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses                               $   458,684    $   435,440
                                                                         -----------    -----------

             Total Current Liabilities                                       458,684        435,440
                                                                         -----------    -----------

 COMMITMENTS

 SHAREHOLDERS' EQUITY:
     Preferred Stock, No Par Value, Nonvoting,
        Authorized 5,000,000 Shares;
        Convertible Preferred Stock-Series A,
        Authorized 2,500 Shares: 349 shares issued
                and outstanding (Aggregate Liquidation
                Preference of $ 471,150)                                     483,906        483,906
        Preferred Stock-Series B, Authorized 500,000
                Shares:200,000 shares issued and outstanding
               (Aggregate Liquidation Preference of $100,000)                 40,000         40,000
        Convertible Preferred Stock-Series C,
                Authorized 100 Shares: 90 shares issued
                and outstanding (Aggregate Liquidation
                Preference of $ 900,000)                                     900,000        900,000
         Convertible Preferred Stock-Series D,
                Authorized 50 Shares: 50 shares issued
                and outstanding (Aggregate Liquidation
                Preference of $ 500,000)                                     500,000        500,000
     Common Stock, No Par Value, Authorized 200,000,000 Shares;
         Issued and Outstanding 38,351,073 and 34,901,073
         Shares and Additional Paid-in Capital                             5,175,173      4,968,173
     Accumulated Deficit                                                  (4,780,154)    (4,272,218)
     Subscriptions Receivable                                               (136,875)      (136,875)
                                                                         -----------    -----------

             Total Shareholders' Equity                                    2,182,050      2,482,986
                                                                         -----------    -----------

             Total Liabilities and Shareholders' Equity                  $ 2,640,734    $ 2,918,426
                                                                        ============    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     For the Six Months Ended          For the Three Months Ended
                                                     ------------------------          --------------------------
                                               December 31, 2000  December 31, 1999  December 31, 2000  December 31, 1999
                                               -----------------  -----------------  -----------------  -----------------


SALES                                            $    589,873    $    655,027          $    342,509    $    364,968
                                                 ------------    ------------          ------------    ------------

          Net Sales                                   589,873         655,027               342,509         364,968

COST OF SALES                                         242,455         366,142               126,375         225,791
                                                 ------------    ------------          ------------    ------------
GROSS PROFIT                                          347,418         288,885               216,134         139,177
                                                 ------------    ------------          ------------    ------------

OPERATING EXPENSES:
    Store Expenses                                    245,760         285,452               123,996         137,653
    General and Administrative                        467,786         300,581               296,209         156,432
    Depreciation and Amortization                      67,509          63,082                34,974          31,499
    Professional Fees                                  96,948          47,163                75,633          38,301
                                                 ------------    ------------          ------------    ------------

          Total Operating Expenses                    878,003         696,278               530,812         363,885
                                                 ------------    ------------          ------------    ------------

LOSS FROM OPERATIONS                                 (530,585)       (407,393)             (314,678)       (224,708)
                                                 ------------    ------------          ------------    ------------

OTHER INCOME (EXPENSE):
    Interest Income                                    22,649           8,972                 9,071           4,533
    Interest Expense                                     --          (285,660)                 --           (62,067)
                                                 ------------    ------------          ------------    ------------

                                                       22,649        (276,688)                9,071         (57,534)


NET LOSS APPLICABLE TO COMMON STOCK              $   (507,936)   $   (684,081)         $   (305,607)   $   (282,242)
                                                 ============    ============          ============    ============



 NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $      (0.01)   $      (0.02)         $      (0.01)   $      (0.01)
                                                 ============    ============          ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  - BASIC AND DILUTED                              35,894,823      29,806,942            36,888,573      30,182,843
                                                 ============    ============          ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.



                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Six Months Ended December 31, 2000
                                   (Unaudited)




                                          Preferred Stock A          Preferred Stock B           Preferred Stock C
                                          -----------------          -----------------           -----------------
                                          Shares    Amount           Shares     Amount            Shares     Amount
                                          ------    ------           ------     ------            ------     ------

BALANCE - July 1, 2000                      349   $   483,906       200,000   $    40,000            90   $   900,000

Issuance of shares for services            --            --            --            --            --            --

Net loss for the six months ended
        December 31, 2000                  --            --            --            --            --            --
                                        -------   -----------      --------   -----------      --------   -----------
BALANCE - December 31, 2000                 349   $   483,906       200,000   $    40,000            90   $   900,000
                                        =======   ===========      ========   ===========      ========   ===========



                                                                Common Stock
                                                                     and
                                                              Additional Paid-in
                                     Preferred Stock D              Capital
                                     -----------------        --------------------      Accumulated    Subscriptions
                                     Shares     Amount        Shares      Amount          Deficit       Receivable       Total
                                     ------     ------        ------      ------          -------       ----------       -----

BALANCE - July 1, 2000                  50   $   500,000    34,901,073   $ 4,968,173    $(4,272,218)   $  (136,875)   $ 2,482,986

Issuance of shares for services       --            --       3,450,000       207,000           --             --          207,000

Net loss for the six months ended
        December 31, 2000             --            --            --        (507,936)          --         (507,936)
                                     -----   -----------    ----------   -----------    -----------    -----------    -----------
BALANCE - December 31, 2000             50   $   500,000    38,351,073   $ 5,175,173    $(4,780,154)   $  (136,875)   $ 2,182,050
                                     =====   ===========    ==========   ===========    ===========    ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.







                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                 For the Six Months Ended
                                                                                 ------------------------
                                                                           December 31, 2000   December 31, 1999
                                                                           -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                   $(507,936)         $(684,081)
    Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by
        Operating Activities:

       Depreciation and Amortization                                              67,509             63,082
       Amortization of Beneficial Conversion Feature on Debentures and Notes        --              285,649
        Common Stock Issued in Exchange for Services                             207,000             46,572

        (Increase) Decrease in:
            Accounts Receivable                                                   10,262             (4,895)
            Inventory                                                           (146,421)            12,571
            Other                                                                 (1,599)                30

        Increase (Decrease) in:
            Accounts Payable and Accrued Expenses                                 23,244            (71,507)
                                                                               ---------          ---------

                Net Cash (Used in) Provided by Operating Activities             (347,941)          (352,579)
                                                                               ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Refund on Leasehold Improvements                                               --               73,640
     Acquisition of Property and Equipment                                      (130,954)            (8,822)
                                                                               ---------          ---------

                Net Cash Provided by (Used in) Investing Activities             (130,954)            64,818
                                                                               ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Note Borrowings                                                    --              (30,000)
                                                                               ---------          ---------

                Net Cash Used in Financing Activities                               --              (30,000)
                                                                               ---------          ---------

Net Decrease in Cash                                                            (478,895)          (317,761)

Cash - Beginning of Year                                                         995,017            705,150
                                                                               ---------          ---------

Cash - End of Year                                                             $ 516,122          $ 387,389
                                                                               =========          =========


NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock for Services                                        $ 194,250          $  37,500
                                                                               =========          =========

  Recognition of Preferred Stock Dividend on
       Benficial Convserion Feature                                            $    --            $ 600,000
                                                                               =========          =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




Note 1.  BASIS OF PRESENTATION

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended June 30, 2000, of The Havana Republic, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results for the full fiscal year ending June 30, 2001.


Note 2.  INVENTORIES

         The major classes of inventories are as follows:

                                               DECEMBER 31, 2000

Cigars   ..................................         $399,662
Accessories................................          381,968
                                             ---------------------
                                                   $ 781,630

Note 3. SHAREHOLDERS' EQUITY

In November 2000, the Company charged operations $81,000, which represents the fair market value of 1,350,000 shares issued to the Company's attorney for legal services.

In November 2000, the Company also charged operations $126,000 which represents the fair market value of 2,100,000 shares issued to a consultant for services provided. Pursuant to the terms of the continuing agreement, the Company is to issue additional shares at a rate of 187,500 shares a month for eight months commencing on March 1, 2001. The Company will charge operations for the fair value of the shares as services are rendered.

Note 4. SUBSEQUENT EVENTS

In January 2001, the Company converted a total of 100 shares of its Series A Convertible Preferred Stock into 4,606,370 shares of common stock.