Form 10-Q
period 2001-03-31
HAVANA REPUBLIC INC/FL
filed 2001-05-14
CIK 1049660

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2001
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31,2001 42,957,443 shares of common stock, no par value per share.



                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                        PAGE

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  March 31, 2001 ...................................................................    3
       Consolidated Statements of Operations (Unaudited)
                  For the Three and Nine Months Ended March 31, 2001 and 2000 ......................    4
         Consolidated Statement of Changes in Shareholders' Equity
                  For the Nine Months Ended March 31, 2000 .........................................    5
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Three and Nine Months Ended March 31, 2001 and 2000 ......................    6

      Notes to Consolidated Financial Statements ...................................................    7

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations   10

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings ...................................................................   13

      Item 4 - Submission of Matters to a Vote of Security Holders .................................   13

      Item 6 - Exhibits and Reports on Form 8-K ....................................................   13

      Signatures ...................................................................................   13


                        THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS




                                          ASSETS

                                                                                                    March 31, 2001  June 30, 2000
 CURRENT ASSETS: ..................................................................................   (Unaudited)
     Cash .........................................................................................   $   128,101    $   995,017
     Accounts Receivable ..........................................................................         3,892         15,680
     Inventory ....................................................................................       875,951        635,209
     Deposits on Inventory Purchases ..............................................................        75,000        150,000
                                                                                                      -----------    -----------

             Total Current Assets .................................................................     1,082,944      1,795,906
                                                                                                      -----------    -----------

 PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated Depreciation  and
      Amortization of $362,961 and $256,537, respectively) ........................................       989,754        716,728
                                                                                                      -----------    -----------

 OTHER ASSETS:
     Other ........................................................................................         6,868          8,117
     Deposits on Inventory Purchases ..............................................................       422,675        347,675
     Deferred Income Tax Asset, Net of Valuation Allowance of
        $1,043,000 and $867,000, respectively .....................................................          --             --
     Investments in 50% Owned Factory .............................................................        50,000         50,000
                                                                                                      -----------    -----------

             Total Other Assets ...................................................................       479,543        405,792
                                                                                                      -----------    -----------

             Total Assets .........................................................................   $ 2,552,241    $ 2,918,426
                                                                                                      ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses ........................................................   $   635,756    $   435,440
                                                                                                      -----------    -----------

             Total Current Liabilities ............................................................       635,756        435,440
                                                                                                      -----------    -----------

 COMMITMENTS

 SHAREHOLDERS' EQUITY:
     Preferred Stock, No Par Value, Nonvoting,  Authorized 5,000,000 Shares;
         Convertible Preferred Stock-Series A, Authorized 2,500 Shares: 249 and 349 shares, respectively issued and outstanding (Aggregate Liquidation Preference of
               $336,150 and $ 471,150, respectively) .............................................        345,251        483,906
         Preferred Stock-Series B, Authorized 500,000 Shares:200,000 shares issued and outstanding
               (Aggregate Liquidation Preference of $100,000) .....................................        40,000         40,000
         Convertible Preferred Stock-Series C, Authorized 100 Shares: 90 shares issued and
               and outstanding (Aggregate Liquidation Preference of $ 900,000) ....................       900,000        900,000
         Convertible Preferred Stock-Series D, Authorized 50 Shares: 50 shares issued and
               and outstanding (Aggregate Liquidation Preference of $ 500,000) ....................       500,000        500,000
     Common Stock, No Par Value, Authorized 200,000,000 Shares;
         Issued and Outstanding 42,957,443 and 34,901,073 Shares and Additional Paid-in Capital ...     5,313,828      4,968,173
     Accumulated Deficit ..........................................................................    (5,045,719)    (4,272,218)
     Subscriptions Receivable .....................................................................      (136,875)      (136,875)
                                                                                                      -----------    -----------

             Total Shareholders' Equity ...........................................................     1,916,485      2,482,986
                                                                                                      -----------    -----------

             Total Liabilities and Shareholders' Equity ...........................................   $ 2,552,241    $ 2,918,426
                                                                                                      ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements.


                                      -3-


                  THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                  For the Nine Months Ended          For the Three Months Ended
                                             ---------------------------------  -----------------------------------
                                              March 31, 2001   March 31, 2000    March 31, 2001     March 31, 2000
                                             ---------------  ----------------  -----------------  ----------------


SALES                                            $    900,130    $    970,374    $    310,257    $    315,347

COST OF SALES                                         371,713         511,934         129,258         145,792
                                                 ------------    ------------    ------------    ------------

GROSS PROFIT                                          528,417         458,440         180,999         169,555
                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES:
    Store Expenses                                    403,092         419,996         157,332         134,544
    General and Administrative                        698,673         443,743         230,887          95,999
    Depreciation and Amortization                     108,173          94,582          40,664          31,500
    Professional Fees                                 119,375            --            22,427            --
                                                 ------------    ------------    ------------    ------------

          Total Operating Expenses                  1,329,313         958,321         451,310         262,043
                                                 ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                 (800,896)       (499,881)       (270,311)        (92,488)
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
    Interest Income                                    27,395          12,878           4,746           3,906
    Interest Expense                                     --          (302,843)           --           (17,183)
                                                 ------------    ------------    ------------    ------------

                                                       27,395        (289,965)          4,746         (13,277)
                                                 ------------    ------------    ------------    ------------


NET LOSS APPLICABLE TO COMMON STOCK              $   (773,501)   $   (789,846)   $   (265,565)   $   (105,765)
                                                 ============    ============    ============    ============



 NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $      (0.02)   $      (0.03)   $      (0.01)   $      (0.00)
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  - BASIC AND DILUTED                              37,962,488      31,173,925      42,189,715      33,968,647
                                                 ============    ============    ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.




                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 2001
                                   (Unaudited)




                                        Preferred Stock A          Preferred Stock B              Preferred Stock C
                                       --------------------      --------------------           --------------------
                                        Shares     Amount          Shares    Amount              Shares     Amount
                                       -------- -----------      --------- ----------           ---------  ---------

BALANCE - July 1, 2000                    349    $   483,906       200,000   $    40,000            90   $   900,000

Issuance of shares for services          --             --             --            --            --            --

Conversion of preferred
     stock to common stock               (100)      (138,655)          --            --            --            --

Net loss for the nine months
     ended March 31, 2001                --             --             --            --            --            --
                                  -----------    -----------    -----------   -----------   -----------   -----------

BALANCE - March 31, 2001                  249    $   345,251        200,000   $    40,000            90   $   900,000
                                  ===========    ===========    ===========   ===========   ===========   ===========



                                                                   Common Stock
                                                                       and
                                                                 Additional Paid-in
                                        Preferred Stock D             Capital
                                    ---------------------- --------------------------    Accumulated   Subscriptions
                                      Shares     Amount         Shares        Amount       Deficit       Receivable    Total
                                    --------- ------------   ------------  ------------ -------------   ---------- -------------


BALANCE - July 1, 2000                    50   $   500,000    34,901,073   $ 4,968,173   $(4,272,218)   $ (136,875) $ 2,482,986

Issuance of shares for services          --            --       3,450,000       207,000          --          --         207,000

Conversion of preferred
     stock to common stock               --            --       4,606,370       138,655          --          --            --

Net loss for the nine months
     ended March 31, 2001                --            --            --            --        (773,501)       --        (773,501)
                                  -----------   -----------   -----------   -----------   -----------    ---------   ----------

BALANCE - March 31, 2001                   50   $   500,000    42,957,443   $ 5,313,828   $(5,045,719)   $ (136,875) $ 1,916,485
                                  ===========   ===========   ===========   ===========   ===========    =======================



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                             For the Nine Months Ended
                                                                      -----------------------------------
                                                                        March 31, 2001    March 31, 2000
                                                                      -----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                    $(773,501)   $(789,846)
    Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by
        Operating Activities:

        Depreciation and Amortization                                             107,673       94,582
        Amortization of Beneficial Conversion Feature on Debentures and Notes        --        302,829
        Common Stock Issued in Exchange for Services                              207,000       46,572

        (Increase) Decrease in:
            Accounts Receivable                                                    11,788       (8,511)
            Inventory                                                            (240,742)      68,101
            Other                                                                    --             30

        Increase (Decrease) in:
            Accounts Payable and Accrued Expenses                                 200,316     (170,056)

                Net Cash (Used in) Operating Activities                          (487,466)    (456,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Refund on Leasehold Improvements                                                --         73,640
     Acquisition of Property and Equipment                                       (379,450)      (8,822)

                Net Cash Provided by (Used in) Investing Activities              (379,450)      64,818

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Note Borrowings                                                     --        (30,000)

                Net Cash Used in Financing Activities                                --        (30,000)

Net Decrease in Cash                                                             (866,916)    (421,481)

Cash - Beginning of Year                                                          995,017      705,150

Cash - End of Year                                                              $ 128,101    $ 283,669


NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock for Services                                         $    --      $  37,500

  Recognition of Preferred Stock Dividend on Benficial  Convserion
     Feature                                                                    $    --      $ 600,000


              The accompanying notes are an integral part of these
                       consolidate financial statements.


                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




Note 1.  BASIS OF PRESENTATION

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended June 30, 2000, of The Havana Republic, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results for the full fiscal year ending June 30, 2001.


Note 2.  INVENTORIES

         The major classes of inventories are as follows:

                                                             MARCH 31, 2001

Cigars   ............................................       $      411,071
Accessories..........................................              464,880
                                                           ---------------
                                                           $      875,951

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

RESULTS OF OPERATIONS

      NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

      Net sales for the nine months ended March 31, 2000 were $900,130 a decrease of 7.2% as compared to sales for the nine months ended March 31, 2000 which were $970,374. The Company believes the decline in net sales was reflective of the nationwide trend and the slow down in cigar retail sales. Because the Company expects to face less competition in Fiscal 2001 due to weaker retail establishments closing combined with the Company's new projects which the Company believes are in prime locations, the Company expects sales to increase to its past performances in Fiscal 2001. However, there can be no assurance that these expectations will be met.

      Cost of sales was $371,713 or 41.3% of sales for the nine months ended March 31, 2001 as compared to $511,934 or 52.7% of sales for the nine months ended March 31, 2000 .

      Gross profit was 528,417 or 58.7% of sales for the nine months ended March 31, 2001 as compared to gross profit of $458,440 or 47.2% of sales for the nine months ended March 31, 2000.

      Store expenses, which include marketing and advertising expenses, rent and salary costs, were $403,092 or 44.8 % of sales for the nine months ended March 31, 2001 as compared to $419,996 or 43.3 % of sales for the nine months ended March 31, 2000.

      General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $698,673 or 77.6 % of sales for the nine months ended March 31, 2001 as compared to $443,743 or 45.7% of sales for the nine months ended March 31, 2000. This increase is due primarily due to the costs and expenses of due diligence related to the opening of the Company's new emporium in Las Vegas.

      The Company had earned interest for the nine months ended March 31, 2001 of $27,395 as compared to net interest expense of $289,965 for the nine months ended March 31, 2000. This is due to the fact that the Company no longer has an interest expense associated with the past conversion of debentures into preferred stock.

      As a result of the foregoing factors, the Company incurred losses of $773,501 or ($.02) per share for the nine months ended March 31, 2001 as compared to a loss of $789,846 or ($.03) per share for the nine month period ended March 31, 2000.

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

      Net sales for the three months ended March 31, 2001 were $310,257 a decrease of 1.6% as compared to sales for the three months ended March 31, 2000 which were $315,347. The Company believes the decline in net sales was reflective of the nationwide trend and the slow down in cigar retail sales. Because the Company expects to face less competition in Fiscal 2001 due to weaker retail establishments closing combined with the Company's new projects which the Company believes are in prime locations, the Company expects sales to increase to its past performances in Fiscal 2001. However, there can be no assurance that these expectations will be met.

      Cost of sales was $129,258 or 41.7% of sales for the three months ended March 31, 2001 as compared to $145,792 or 46.2% of sales for the three months ended March 31, 2000.

      Gross profit was $180,999 or 58.3% of sales for the three months ended March 31, 2001 as compared to gross profit of $169,555 or 53.8% of sales for the three months ended March 31, 2000.

      Store expenses, which include marketing and advertising expenses, rent and salary costs, were $157,332 or 50.7% of sales for the three months ended March 31, 2001 as compared to $134,544 or 42.7% of sales for the three months ended March 31, 2000.

      General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $230,887 or 74.4% of sales for the three months ended March 31, 2001 as compared to $95,999 or 30.4% of sales for the three months ended March 31, 2000. This increase is due primarily due to the costs and expenses of due diligence related to the opening of the Company's new emporium in Las Vegas.

      The Company earned interest for the three months ended March 31, 2001 in the amount of $4,746 as compared to net interest expense of $13,277 for the three months ended March 31, 2000. This is due to the fact that the Company no longer has an interest expense associated with the past conversion of debentures into preferred stock.

         As a result of the foregoing factors, the Company incurred losses of $265,565 or ($.01) per share for the three months ended March 31, 2001 as compared to a loss of $105,765 or ($.00) per share for the three month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company had working capital of $447,188 Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the period ending March 31, 2001, the Company did not raise any money and no new securities were issued.

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

         The Company is not involved in any material litigation

Item 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         None

    (b)  REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  THE HAVANA REPUBLIC, INC.



Dated:   May ______, 2001                By:      /s/ STEVEN SCHATZMAN
                                                      --------------------------
                                                  Steven Schatzman, President