Form 10KSB
period 2001-06-30
HAVANA REPUBLIC INC/FL
filed 2001-10-15
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2001

                        Commission File Number: 333-40799

                            THE HAVANA REPUBLIC, INC.
           (name of small business issuer as specified in its charter)


                               Florida 84-1346897
        (State or Other Jurisdiction of (IRS Employer Identification No.)
                         Incorporation or Organization)

           300 S.W. First Avenue, Suite 108, Ft. Lauderdale, FL 33301
              (Address and Zip Code of Principal Executive Offices)

                    Issuer's Telephone Number: (954) 525-6333

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,273,594

         The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of October 9, 2001 was approximately $346,790. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

There were 63,469,423 shares of the registrant's common stock outstanding as of October 9, 2001.

PART I

Item 1. Description of Business

GENERAL

         The Havana Republic, Inc., a Florida corporation (the "Company") was formed on March 10, 1996. The Company is engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. The Company currently operates three emporiums which are located in the Las Olas River Front in Ft. Lauderdale, downtown South Miami Florida and in the Desert Passage at the Aladdin Resort in Las Vegas, Nevada. The Company also sells its cigars and accessories over the Internet through its fully interactive e-commerce site, Havana Republic.com.

         Premium cigars are generally defined according to three criteria: (i) the cigars are made completely by hand; (ii) the cigars consist of longfiller tobacco; and (iii) the cigars retail at a price range from $1 to more than $20 each. Handrolled cigars consist of three different categories of tobacco: (1) the filler is the tobacco in the cigar; (2) the binder is the leaf that binds the filler together; or (3) the wrapper is the tobacco leaf that wraps around the rolled tobacco and finishes the cigar. A premium cigar uses only longfiller tobacco, binders and wrappers that are composed solely of tobacco leaf. Longfiller tobacco consists of half tobacco leaves rolled up, whereas shortfiller tobacco consists of smaller pieces of tobacco, including the portions of the longfiller tobacco which are cut and discarded in producing premium cigars. The quality of a premium cigar is based on the quality of the tobacco used for the filler, binder and wrapper. Cigars that are not premium cigars typically use shortfiller, and may be wholly or partially manufactured by machine. The Company also markets a full line of premium cigars, which will be sold under the brand name of Havana Republic. The Company currently sells over 100 brands from other manufacturers, at its emporiums.

THE MARKET

         The Company believes that the market for cigars has stabilized and does not anticipate the market to grow.

THE EMPORIUMS

Operating Emporiums

                 The Company currently operates three emporiums, seven days a week. During fiscal year 2001, the Company had four emporiums in operation, but in August 2001, the Company closed its emporium in Weston, Florida and moved its executive offices from there to its Las Olas River Front location.

           The Company's oldest emporium is located in the Las Olas River Front in Ft. Lauderdale, Florida and that emporium was opened in June, 1998. The second operating emporium is located in downtown South Miami, Florida and that one was opened in May, 1999. The Company's third emporium is located within the Desert Passage at the Aladdin Resort and Casino in Las Vegas, Nevada. This emporium became operational in February, 2001. On September 28, 2001, the Aladdin Resort filed for protection under Chapter 11 of the Federal Bankruptcy Act. The Company's emporium remains operational and to date has not been affected by that filing.

THIRD PARTY SUPPLIERS

         Havana Republic is presently able to purchase premium cigars directly from all major manufacturers such as La Gloria Cubana, Padron, General Cigar, Altadis formerly Consolidated and Tobaccalera, Fuentes and Dunhill, and is not dependent upon any one supplier for cigars.

COMPANY BRAND CIGARS

         In 1997, the Company entered into a contract with Tabanica, a cigar manufacturer in Nicaragua, for the purchase of 625,000 cigars. The purchase price for the cigars was $616,000, all of which has been paid. The Company owns a 50% equity interest in Tabanica. However, the Company does not control its management or board of directors. Tabanica was to manufacture the cigars, and box them for the Company in Nicaragua and deliver the cigars, F.O.B Miami, Florida.

           Since 1997, approximately $120,000 of the amount advanced was repaid with cigar inventory or cash. During the fiscal year ended June 30, 2001, $19,075 of cigars was received from the factory. Based on the limited level of activity at the factory, aged tobacco that is difficult to market as well as commitments by the factory that have not been met, the Company has determined that the investment of $50,000 and the remaining $478,600 of deposits on inventory purchases should be expensed. Accordingly, $528,600 was charged to operations in the fourth quarter of 2001.

           The particular tobacco blend for each of the Company's cigars is formulated from different tobaccos. The Company's premium cigars use longfiller tobacco primarily from Nicaragua. The Company also obtains some tobacco from the Dominican Republic for its blend.

Competition
         Competition affecting the Company's emporiums comes from other retail tobacco, cigar stores, liquor stores, convenience stores and mail order. The Company believes that in fiscal

2001, the number of companies operating emporiums in the South Florida market has decreased and that this is a nation wide trend. Therefore, the Company believes it has a higher profile and is in a position to capture a greater percentage of the South Florida marker. The location of the Company's emporiums is also a major factor. Accordingly, the Company intends to locate its emporiums in high profile, high traffic sites in populated areas. However, there is no assurance that the Company will have sufficient capital available to open any new emporiums.

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

         In addition, the majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Such places where the majority of states have prohibited smoking include: any public building designated as nonsmoking; elevators; public transportation; educational facilities; health care facilities; restaurants and workplaces.


         Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. In a few states, legislation has been introduced, but has not passed, which would require all little cigars sold in those states to be "firesafe" little cigars, i.e., cigars which extinguish themselves if not continuously smoked. Passage of this type of legislation and any other related legislation could have a materially adverse effect on the Company's cigar business because of the technological difficulties in complying with such legislation. There is currently an effort by the federal Consumer Product Safety Commission to establish such standards for cigarettes. The enabling legislation, as originally proposed, included little cigars. However, little cigars were deleted due to the lack of information on fires caused by these products.

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

EMPLOYEES

     The Company has seven full time and five part time employees, none of which are parties to a collective bargaining agreement. The Company believes its relationship with its employees is good. Five full time employees are engaged in management and administrative activities and the remaining employees are engaged in sales and related activities.

Item 2. Description of Property

     The Company maintains its corporate offices at its Ft. Lauderdale emporium which consists of approximately 1,780 square feet and is subject to a lease expiring in 2004, with a five year renewal option. Through negotiations with the landlord, management was successful in reducing the annual rent effective May 1, 2001, to 15% of gross revenues. This arrangement expires on April 30, 2001. The Company's South Miami emporium occupies approximately 2,100 square feet in the Shops of Sunset and it subject to a lease expiring in 2009. Through negotiations with the landlord, Management was successful in reducing the annual rent, including pass throughs, from approximately $132,000 per year to $3,000 per month for the period of March 2000 through June 2002. The rent reduction was a result of the overall poor performance of the project called the Shops at Sunset and Management and the landlord have an oral understanding that the issues of rent and rent concessions will be revisited at the end of this calender year. The Company's emporium within the Desert Passage at the Aladdin Resort in Las Vegas, Nevada consists of approximately 1,100 square feet and the lease has a term of 10 years with minimum annual rent of $145,200.

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

Item 5. Market of Common Equity and Related Stockholder Matters

                        MARKET PRICE OF THE COMMON STOCK

     The Company's Common Stock has been traded in the over-the-counter market through the NASD OTC Electronic Bulletin Board under the symbol "HVAR" since March 14, 1997. The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter since March 1999 for the period indicated. Such prices are interdealer prices without retail markups, markdowns or commissions and may not represent actual transactions.


QUARTER ENDED              HIGH                  LOW

March 31, 1999            $0.11                  $0.01
June 30, 1999             $0.36                  $.05
September 30, 1999        $0.14                  $0.09
December 31, 1999         $0.06                  $0.04
March 31, 2000            $0.15                  $0.06
June 30, 2000             $0.09                  $0.06
September 30, 2000        $0.125                 $0.0625
December 31, 2000         $0.07                  $0.03
March 31, 2001            $0.01                  $0.008
June 30, 2001             $0.008                 $0.0055

         Records of the Company's stock transfer agent indicate that as of October 9, 2001, the Company had 108 record holders of its Common Stock.

         The Company has not paid any cash dividends to date, and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto. This report contains certain forward looking information which involves risks and uncertainties. The actual could differ from the results anticipated herein.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000.

           Net sales for the year ended June 30, 2001 ("2001") were relatively flat and increased by less than 1% from the sales for the year ending June 30, 2000 ("2000"). The small increase is attributable to the opening of the Company's emporium in Las Vegas which for the period of March 25 through June 30, 2001 did $208,000 in net sales. However, combined net sales for the other emporiums decreased by approximately $200,000. The Company believes the decline in net sales for these emporiums is reflective of the nationwide trend and the slow down in cigar retail sales. In August 2001, the Company closed one of its emporium and cannot anticipate whether sales will increase in the coming fiscal year.

           The cost of sales in 2001, were approximately $670,000, or 53% of sales, as compared to $792,000, or 63% of sales in 2000.

           Gross profit for 2001, was approximately $603,000 which was equivalent to approximately 47% of sales as compared to $475,000 which was equivalent to 37% of sales in 2000. The increase in gross profit margins was due to the Company's Las Vegas emporium which has a higher profit structure.

           Total operating costs in 2001, increased by approximately $533,000 to approximately $1,927,000 from $1,394,000 for 2000. The major increases were incurred by the Company were in (1) new store expenses attributable to its new emporium in Las Vegas ($75,000); (2) general and administrative expenses ($396,000), of which $300,000 was attributed to consulting fees and professional fees; (3) depreciation ($20,000) and professional fees ($42,000).

           The increase in general and administrative expenses (75%) was due to the Company's aggressive expansion philosophy in studying possible new locations, as well as the increase in consulting fees.

           Since 1997 approximately $120,000 of the amount advanced to the Nicaragua factory for cigars and was repaid with cigar inventory or cash. During the fiscal year ended June 30, 2001, $19,075 of cigars was received from the factory. Based on the limited level of activity at the factory, aged tobacco that is difficult to market as well as commitments by the factory that have not been met, the Company has determined that the investment of $50,000 and the remaining $478,600 of deposits on inventory purchases should be expensed. Accordingly, $528,600 was charged to operations in the fourth quarter of 2001. The Company is making efforts to recover its investment in the Tabanica operation, but there is no assurance they will be able to recover any portion of its investment.

           Subsequent to year-end, the Company closed one of its emporiums in South Florida. The accompanying financial statements reflect a loss on disposal of fixed assets of $24,556, which was the net book value on the leasehold improvements at the date of disposal.

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999.

           Net sales for the year ended June 30, 2000 ("2000") increased 8% or approximately $89,000 from the sales for the year ending June 30, 1999 ("1999"). The entire increase was due to net sales from the Company's Sunset Emporium which was in its first full year of operations.

The Sunset store did $380,000 in net sales. However, combined net sales for the other two emporiums decreased by approximately $266,000. The Company believes the decline in net sales for these two emporiums was reflective of the nationwide trend and the slow down in cigar retail sales. However, the Company expects sales to increase to their past performances in Fiscal 2001. However, there can be no assurance that these expectations will be met. The cost of sales in 2000, were approximately $792,00 or 63% of sales, as compared to $623,000, or 53% of sales in 1999.

           Gross profit for 2000, was approximately $475,000 which was equivalent to approximately 37% of sales as compared to $554,000 which was equivalent to 47% of sales in 1999. This 10% differential in gross margins was due primarily to the Company's decision to sell cigars which due to internal changes in the cigar industry, the Company believed no longer had a presence in the market place. These cigars were sold at or below cost which contributed to the decline in gross profits. By successfully eliminated this portion of its inventory, the Company believes that it accomplished two goals. First, it freed up cash to purchase new inventory which the Company believes to be of better quality and to be more profitable. Second, the Company maintained its policy of offering only the finest products with name brand recognition. By making this decision the Company expects that in the coming fiscal year, it should be able to return to its past level of gross margins which was in the 45% - 47% range. However, there is no guarantee that these past levels of gross margins will be met.

           Total operating costs in 2000, increased by approximately $334,000 to approximately $1,394,000 from $1,060,000 for 1999. The major increases were incurred by the Company were in (1) new store expenses attributable to its new emporium in the Shops at Sunset ($102,000); (2) general and administrative expenses ($162,000); (3) depreciation ($52,000) and professional fees ($19,000).

           Operating expenses increased by 32% even though the Company had 50% more stores open in 2000. The increase in general and administrative expenses (44%) was due to the Company's aggressive expansion philosophy in studying possible new locations, some of which have been announced.

           Another significant factor in the increase in total operating expenses was the depreciation and amortization which was increased by 68%. This was attributable to the opening of the Sunset store and the capital investment therein. In 2000, the Company incurred interest expense of approximately $313,000 as opposed to $38,000 in 1999. This dramatic increase was a non- cash expense which was due to the amortization of the beneficial interest expense of the conversion feature of the Company's debentures which were exchanged subsequently exchanged for preferred stock.

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


LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 2001, the Company had working capital of approximately $197,000. Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of common stock, Preferred Stock and Convertible Debentures. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes.

           The Company has had losses of $6,121,155 since inception. During the year ended June 30, 2001, the Company has experienced a reduction in same store sales and a reduction in working capital. The Company is seeking funding through equity financing. There can be no assurance that the Company will be able to obtain funding terms acceptable to the Company. These factors indicate the Company may not be able to continue as a going concern.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         From time to time, including herein, the Company may publish "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

         For a further description of some of these factors that could cause actual results to differ materially from such forward looking statements, see "Risk Factors" below.

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

           Since 1997 approximately $120,000 of the amount advanced was repaid with cigar inventory or cash. During the fiscal year ended June 30, 2001, $19,075 of cigars was received from the factory. Based on the limited level of activity at the factory, aged tobacco that is difficult to market as well as commitments by the factory that have not been met, the Company has determined that the investment of $50,000 and the remaining $478,600 of deposits on inventory purchases should be expensed. Accordingly, $528,600 was charged to operations in the fourth quarter of 2001. The Company is making efforts to recover its investment in the Tabanica operation, but there is no assurance they will be able to recover any portion of its investment.

GOING CONCERN

           The Company has had losses of $6,121,155 since inception. During the year ended June 30, 2001, the Company has experienced a reduction in same store sales and a reduction in working capital. The Company is seeking funding through equity financing. There can be no assurance that the Company will be able to obtain funding terms acceptable to the Company. These factors indicate the Company may not be able to continue as a going concerns and is disclosed in the Accountant's Report which is part of this filing.

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

           None.

Item 9. Directors, Executive Officers, Promoters, Control Persons; Compliance with Section 16(a) of the Exchange Act

         The present members of the Board of Directors, all executive officers, their ages and positions with the Company are set forth below:


NAMES                   AGE          POSITION
---------------------------------------------

Stephen Schatzman        49          President, Secretary and Director
Alex Gimelstein          49          Vice President, Treasurer and Director


     Stephen Schatzman has been President, Secretary and Director of the Company since inception. From 1972 to 1990, he was the General Manager of Superior Stores, a six store chain of 30,000 square foot, high volume discount drug stores. From 1990 to 1996, he was President of Villa Deli, a 160seat restaurant on Miami Beach. Mr. Schatzman devotes his full time to the Company. He is responsible for purchasing for all locations, inventory, warehousing, and developing and implementing merchandising and other Company policies, and for all day to day operations.

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

     The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified. The directors of the Company are elected at the annual meeting of the stockholders. The Bylaws provide for a Board of Directors to be comprised of between two and seven persons.

     The Company's Certificate of Incorporation and Bylaws provide for the indemnification of, and advancement of expenses to, directors and officers of the Company. The Company has also entered into agreements to provide indemnification for its directors and executive officers.

           Effective January 1, 2000, the Company entered into employment agreements with Stephen Schatzman, the President and Secretary of the Company and Alex Gimelstein, the Vice President and Treasurer of the Company. The terms of the two employment agreements, except for the position held with the Company, are identical. The agreements, which expire on December 31, 2003, provide for initial annual base salaries of $150,000 with additional increases, bonuses and compensation to be decided by the Board of Directors. The employment agreements also provide that, upon mutual agreement between the Company and the employee, all or any part of the salary due the employee may be deferred for an indefinite period of the time and/or paid in shares of the Common Stock of the Company. During fiscal 2001, Mr. Schatzman and Mr. Gimelstein took a total of $125,000 in compensation and waived the remainder which was due them under their contracts.

Director Compensation

     The Company does not provide additional compensation for employee directors. In the event non employees are appointed as directors, compensation may be paid on an annual or per meeting basis to be determined.

ITEM 10. Executive Compensation

         The following table shows, for the period ended June 30, 2001, the cash and other compensation paid to each of the executive officers of the Company.

                               ANNUAL COMPENSATION


NAME AND                                           OTHER
POSITION HELD           YEAR   SALARY    BONUS     COMPENSATION   RESTRICTED
-------------           ----   ------    -----     ------------   ----------

Steven Schatzman        2001   $62,500    0           -0-         1,750,000(1)
President, Secretary

Alex Gimelstein         2001   $62,500    0           -0-         1,750,000(1)
Vice President,
Treasurer

(1) Mr. Schatzman and Alex Gimelstein each have the option to purchase up to 1,750,000 shares of the Company's restricted common stock at the then market price of $0.06 per share. As of this date, no options have been exercised.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information relating to the beneficial ownership of Company Common Stock as of October 10, 2001 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (ii) each of the Company's directors, and
(iii) all of the Company's directors and executive officers as a group.


                                           SHARES OF              PERCENTAGE
NAME                                       COMMON STOCK              OWNED
----                                       ------------              -----

 Stephen Schatzman                         2,835,500(1)(2)            4.5%
  2101 N.E. 212th Street
  Miami, Florida 33179


 Alex Gimelstein                           2,835,500(1)(3)            4.5%
  21160 N.E. 22nd Court
  Miami, Florida 33179

All Directors and Executive Officers
as a Group (2 persons)                     5,671,000                  9.0%


(1) Does not include 250,000 shares of the Company's Series B Preferred Stock each owned by Messrs. Schatzman and Gimelstein. Each share of Series B Preferred Stock is entitled to 400 votes per share. As a result of this issuance, Messrs. Schatzman and Gimelstein have the right to vote what is equivalent to an additional 10,000,000 shares of common stock.

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

Item 12. Certain Relationships and Related Transactions         Not Applicable.

Item 13.  Exhibits and Reports on Form 8K.

     2.1     Plan of Merger dated November 6, 1997*
     2.2     Articles of Merger*
     3.1     Amended and Restated Articles of Incorporation*
     3.2     ByLaws*
     4.1     Certificate of Designation/Class A Convertible Preferred
             Stock*
    10.1     Employment Agreement with Stephen Schatzman*
    10.2     Employment Agreement with Alex Gimelstein*
    10.4     Lease/Fort Lauderdale*
    10.5     Amended and Restated Contract for Sale of Tobacco and
             Cigars*
    10.8     Form of Indemnification Agreement with directors*
    10.9 Lease by and between Bakery Associates, Ltd., a Florida limited partnership and Havana Republic Sunsetplace, Inc. December 8, 1997*

8K filed with the Securities and Exchange Commission on Jul 7, 2000**

* Incorporated herein by reference to Form SB2 under the Securities Act of 1933 filed with the Commission under file number 33340799

** Incorporated herein by reference

** Subsidiaries of the Company:
     Havana Republic W.H., Inc. (Florida)
     Havana Republic Brickell Station, Inc. (Florida)
     Havana Republic Sunset Place, Inc.
     Havana Republic LVDP, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE HAVANA REPUBLIC, INC.
                                              (Registrant)

                                          By: /S/ STEVEN SCHATZMAN
                                          ------------------------------------
                                          Steven Schatzman, President
                                          Date:  October 9, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

SIGNATURE                     TITLE                         DATE
---------                     -----                         ----

/S/ STEVEN SCHATZMAN    Director, President                10/9/01
--------------------
Steven Schatzman        Chief Executive Officer




/S/ALEX GIMELSTEIN      Director, Vice President           10/9/01
------------------
Alex Gimelstein

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                        For the Year Ended June 30, 2001




                                    CONTENTS

                                                                     Page

Reports of Independent Certified Public Accountants.....................1

Financial Statements:

  Consolidated Balance Sheet............................................2

  Consolidated Statements of Operations.................................3

  Consolidated Statements of Changes in Shareholders' Equity............4

  Consolidated Statements of Cash Flows.................................5

  Notes to Consolidated Financial Statements.........................6-15

To the Board of Directors
The Havana Republic, Inc. and Subsidiaries
Fort Lauderdale, Florida



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of The Havana Republic, Inc. (a Colorado corporation) and Subsidiaries as of June 30, 2001 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Havana Republic, Inc. and Subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York
September 5, 2001





                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001




                                     ASSETS

 CURRENT ASSETS:
     Cash                                                            $   69,695
     Inventory                                                          644,803
     Prepaid Expenses                                                    30,000
                                                                     ----------

             Total Current Assets                                       744,498
                                                                     ----------

 PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated
     Depreciation and Amortization of $283,658)                         917,870
                                                                     ----------

 OTHER ASSETS:
     Other                                                                1,203
     Deferred Income Tax Asset, Net of Valuation
        Allowance of $1,100,000                                             --
                                                                     ----------

             Total Other Assets                                      $    1,203
                                                                     ----------

             Total Assets                                            $1,663,571
                                                                     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses                           $  547,247
                                                                     ----------

             Total Current Liabilities                                  547,247
                                                                     ----------


 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
     Preferred Stock, No Par Value,
        Authorized 5,000,000 Shares;
         Convertible Preferred Stock-Series A,
             Authorized 2,500 Shares: 209 shares issued
             and outstanding (Aggregate Liquidation
             Preference of $282,150)                                    289,789
         Preferred Stock-Series B, Authorized 500,000 Shares:
             200,000 shares issued and outstanding
             (Aggregate Liquidation Preference of $100,000)              40,000
          Convertible Preferred Stock-Series C,
             Authorized 100 Shares: 89.7 shares issued
             and outstanding (Aggregate Liquidation
             Preference $897,000)                                       896,602
          Convertible Preferred Stock-Series D,
             Authorized 50 Shares:  50 shares issued
             and outstanding (Aggregate Liquidation
             Preference $500,000)                                       500,000
     Common Stock, No Par Value, Authorized
       200,000,000 Shares; issued and outstanding
       49,070,781 shares and Additional Paid-in Capital               5,511,088
     Accumulated Deficit                                             (6,121,155)
                                                                     ----------

             Total Shareholders' Equity                               1,116,324
                                                                     ----------

             Total Liabilities and Shareholders' Equity              $1,663,571
                                                                     ==========



                       See notes to financial statements.



                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      For the Year Ended
                                             ----------------------------------
                                             June 30, 2001       June 30, 2000
                                             ---------------    ---------------



NET SALES                                        $1,273,594      $ 1,266,618

COST OF SALES                                       670,224          792,118
                                                 ----------      -----------
GROSS PROFIT                                        630,370          474,500
                                                 ----------      -----------

OPERATING EXPENSES:
    Store Expenses                                  689,533          614,008
    General and Administrative                      923,643          527,752
    Depreciation and Amortization                   148,584          128,858
    Professional Fees                               165,276          123,046
                                                 ----------      -----------

          Total Operating Expenses                1,927,036        1,393,664
                                                 ----------      -----------

LOSS FROM OPERATIONS                             (1,323,666)        (919,164)
                                                 ----------      -----------

OTHER INCOME (EXPENSE):
    Interest Income                                  27,885          16,336
    Interest Expense                                   --          (312,683)
    Loss on Investment and Deposits
       on Inventory Purchases                      (528,600)
    Loss on Disposition of Leased Facilities        (24,556)           --
                                                 ----------      -----------

                                                   (525,271)        (296,347)
                                                 ----------      -----------

LOSS BEFORE EXTRAORDINARY ITEM                   (1,848,937)      (1,215,511)

EXTRAORDINARY ITEM -
  LOSS ON SETTLEMENT OF DEBT                           --           (429,513)
                                                 ----------      -----------

NET LOSS                                         (1,848,937)      (1,645,024)

BENEFICIAL CONVERSION FEATURE OF PREFERRED
    STOCK                                              --           (385,714)
                                                 ----------      -----------

NET LOSS APPLICABLE TO COMMON STOCK             $(1,848,937)     $(2,030,738)
                                                ===========      ===========




LOSS PER COMMON SHARE - BASIC AND DILUTED:
  LOSS BEFORE EXTRAORDINARY ITEM                 $    (0.04)     $      (0.05)
                                                 ==========      ============
  EXTRAORDINARY LOSS                             $     --        $      (0.01)
                                                 ==========      ============
  NET LOSS PER COMMON SHARE                      $    (0.04)     $      (0.06)
                                                 ==========      ============

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING-
BASIC AND DILUTED                                41,500,176     32,085,011
                                                 ==========   ============



                       See notes to financial statements.



                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For they Year Ended June 30, 2001 and 2000






                                         Preferred Stock A              Preferred Stock B        Preferred Stock C
                                         ------------------          ---------------------       -------------------

                                         Shares      Amount           Shares        Amount         Shares     Amount
                                         ------     --------         ---------     --------      ----------  -------


BALANCE - July 1, 1999                      586    $   720,906        200,000   $    40,000          --     $      --

Issuance of common stock for
     payment of note payable
     and interest                          --             --             --            --            --            --

Cancellation of subscription
     receivable                            --             --             --            --            --            --

Amortization of beneficial
     conversion feature of
     debenture                             --             --             --            --            --            --

Issuance of common stock
     for services                          --             --             --            --            --            --

Conversion of preferred
     stock to common stock                 (237)      (237,000)          --            --            --            --

Issuance of Series C preferred
     stock for cash                        --             --             --            --              90       900,000

Beneficial conversion feature of
     Series C preferred stock              --             --             --            --            --            --

Issuance of Series D preferred
     stock for settlement of debt          --             --             --            --            --            --

Net loss for the year ended
     June 30, 2000                         --             --             --            --            --            --
                                        -------------------------------------------------------------------------------

BALANCE - June 30, 2000                     349        483,906        200,000        40,000            90       900,000

Issuance of common stock
     for services                          --             --             --            --            --            --

Conversion of preferred stock
     A to common stock                     (140)      (194,117)          --            --            --            --

Conversion of preferred stock
     C to common stock                                                                               (0.3)       (3,398)

Write off uncollectible
     subscriptions receivable

Net loss for the year ended
     June 30, 2001                         --             --             --            --            --            --
                                        -------------------------------------------------------------------------------

BALANCE - June 30, 2001                     209    $   289,789        200,000   $    40,000          89.7   $   896,602
                                        ===============================================================================








                                                           Common Stock
                                                                and
                                                        Additional Paid-in
                               Preferred Stock D              Capital                 Accumulated   Subscriptions
                             ----------------------  --------------------------
                               Shares      Amount        Shares       Amount            Deficit       Receivable       Total
                             ---------    ---------  ------------ -------------     --------------  -------------   ----------

BALANCE - July 1, 1999             --    $      --      28,276,693    $ 3,771,386    $(2,241,480)   $  (214,375)   $ 2,076,437

Issuance of common stock for
     payment of note payable
     and interest                  --           --       2,400,000        106,218           --             --          106,218

Cancellation of subscription
     receivable                    --           --        (600,000)          --             --           77,500         77,500

Amortization of beneficial
     conversion feature of
     debenture                     --           --            --          251,283           --             --          251,283

Issuance of common stock
     for services                  --           --         273,360         46,572           --             --           46,572

Conversion of preferred
     stock to common stock         --           --       4,551,020        237,000           --             --             --

Issuance of Series C preferred
     stock for cash                --           --            --          (45,000)          --             --          855,000

Beneficial conversion feature of
     Series C preferred stock      --           --            --          385,714       (385,714)          --             --

Issuance of Series D preferred
     stock for settlement of debt   50       500,000          --          215,000           --             --          715,000

Net loss for the year ended
     June 30, 2000                 --           --            --             --       (1,645,024)          --       (1,645,024)
                               -----------------------------------------------------------------------------------------------

BALANCE - June 30, 2000           50         500,000    34,901,073      4,968,173     (4,272,218)      (136,875)     2,482,986

Issuance of common stock
     for services                  --           --       6,950,000        345,400           --             --          345,400

Conversion of preferred stock
     A to common stock             --           --       6,821,208        194,117           --             --             --

Conversion of preferred stock
     C to common stock                                     398,500          3,398           --                            --

Write off uncollectible
     subscriptions receivable                                                --             --          136,875       136,875

Net loss for the year ended
     June 30, 2001                 --            --            --             --      (1,848,937)           --     (1,848,937)
                               ------------------------------------------------------------------------------------------------

BALANCE - June 30, 2001           50      $   500,000    49,070,781    $ 5,511,088   $(6,121,155)    $      --    $ 1,116,324)
                               ================================================================================================




                       See notes to financial statements.





                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      For the Year Ended
                                                                                ----------------------------
                                                                                June 30, 2001  June 30, 2000
                                                                                -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                    $(1,848,937)   $(1,645,024)
    Adjustments to Reconcile Net Loss to Net Cash Used in
        Operating Activities:

        Depreciation and Amortization                                               148,584        128,858
        Common Stock Issued in Exchange for Services                                345,400         46,572
        Amortization of Beneficial Conversion Feature on Debentures and Notes          --          312,671
        Loss on Settlement of Debt                                                     --          429,513
        Write Off of Uncollectible Stock Subscriptions                              136,875           --
        Loss on Investment and Deposits on Inventory Purchases                      528,600           --
        Loss on Disposition of Leased Facilities                                     24,556           --

        (Increase) Decrease in:
            Accounts Receivable                                                      15,680         (9,720)
            Inventory                                                                (9,594)       140,153
            Prepaid Expenses                                                        (30,000)
            Deposits on Inventory Purchases                                          19,075         18,925
            Other                                                                     4,583             30

        Increase (Decrease) in:
            Accounts Payable and Accrued Expenses                                   111,807        (22,049)
                                                                                -----------    -----------

                Net Cash (Used in) Operating Activities                            (553,371)      (600,071)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Refund on Leasehold Improvements Expenditures                                     --           73,640
     Acquisition of Property and Equipment                                         (371,951)        (8,702)
                                                                                -----------    -----------

               Cash Provided by (Used in) Investing Activities                     (371,951)        64,938
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Proceeds from Issuance of Preferred Stock                                      --          855,000
    Repayment of Note Borrowings                                                       --          (30,000)
                                                                                -----------    -----------

                Net Cash Provided by Financing Activities                              --          825,000
                                                                                -----------    -----------

Net Increase (Decrease) in Cash                                                    (925,322)       289,867

Cash - Beginning of Year                                                            995,017        705,150
                                                                                -----------    -----------

Cash - End of Year                                                              $    69,695    $   995,017
                                                                                ===========    ===========


NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock in Repayment of Debt                                 $      --      $   106,218
                                                                                ===========    ===========

  Costs Related to Preferred Stock                                              $      --      $    45,000
                                                                                ===========    ===========

  Amortization of Beneficial Conversion Feature of Debentures                   $      --      $   385,714
                                                                                ===========    ===========

  Conversion of Preferred Stock to Common Stock                                 $   197,515    $   237,000
                                                                                ===========    ===========

  Issuance of Preferred Stock Series D for Settlement of Debt                   $      --      $   500,000
                                                                                ===========    ===========

  Cancellation of Subscriptions Receivable                                      $   136,875    $    77,500
                                                                                ===========    ===========




                       See notes to financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        For the Year Ended June 30, 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

The Company is engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. During the year, the Company opened one store in Las Vegas, Nevada and operated three stores in Florida. Subsequent to June 30, 2001, the Company closed one of its Florida stores. In addition, the Company has developed its own brand name cigar for sale to the wholesale and retail markets.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Havana Republic, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated from these consolidated financial statements.


USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates and assumptions.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash. Cash and bank accounts may at times exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

INVENTORY

Inventory consisting principally of cigars and accessories, is valued at the lower of cost (first-in, first-out) or market.


PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided for over the estimated useful lives of the respective assets using the straight-line method for financial reporting purposes and the accelerated method for income tax purposes. Amortization is provided for on the straight line method over the term of the lease. Maintenance, repairs, and minor renewals are charged to expense as incurred while expenditures that materially increase values, change capacities, or extend useful lives are capitalized.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2001


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

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2001



NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2001 consists of the following:

                                                                   Depreciation/
                                                                    Amortization
                                                                     Period
                                                                ----------------

           Computers and software                 $    14,048         5 years
           Furniture and fixtures                     208,302         5-7 years
           Office equipment                            75,527         5-7 years
           Leasehold improvements                     903,651     Term of Lease
                                                  -----------
                                                    1,201,528
    Accumulated depreciation and amortization       (283,658)
                                                  ----------
                                                  $   917,870
                                                  ===========

Depreciation and amortization expense amounted to $146,253 and $126,527 for the years ended June 30, 2001 and 2000, respectively.

NOTE 3 - INVENTORY

Inventory at June 30, 2001 consists of the following:

     Cigars                                      $   278,225
     Accessories                                     366,578
                                                 -----------

                                                 $   644,803
                                                 ===========

NOTE 4 - INCOME TAXES

As of June 30, 2001, the Company had deferred tax assets of approximately $1,100,000 resulting from net operating loss carryforwards of approximately $3,300,000 for tax purposes which are available to offset future taxable income, if any, through 2022. As utilization of the net operating loss carryforwards is not assured, the deferred income tax asset has been fully reserved through the recording of a 100% valuation allowance.

As of June 30, 2001, the components of the net deferred tax asset are as follows:

    Deferred Tax Assets:
         Net operating loss carryforward               $   1,100,000
         Valuation allowance                              (1,100,000)
                                                       -------------

          Net deferred tax                             $          --
                                                       =============

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended June 30, 2001 is as follows:

           Federal income tax rate                               (34.0)%
           Valuation allowance on net operating carryforwards     34.0%
                                                                 -----
           Effective income tax rate                                 0%
                                                                 =====

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2001


NOTE 5 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

During the year the Company opened a store in Las Vegas, Nevada at the Aladdin Hotel and entered into a lease which provides for lease payments of approximately $9,000 per month through June 2007. On September 20, 2001 the Aladdin Hotel filed for Chapter 11 bankruptcy protection and remains open.

The Company has non-cancelable operating leases for store facilities expiring through 2002 to 2009. The lease agreements require the Company to pay real estate taxes, maintenance and other operating expenses associated with the space leased and are personally guaranteed by the officers of the Company. The store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts, as well as increases in the consumer price index. Total rent expense for the year ended June 30, 2001 and 2000 amounted to $281,198 and $279,901, respectively.

Approximate future minimum rental commitments as of June 30, 2001 are as follows:

           2002                                    $    256,000
           2003                                         266,000
           2004                                         202,000
           2005                                         202,000
           2006                                         207,000
           Thereafter                                   761,000
                                                   ------------

                                                   $  1,894,000
                                                   ============

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with two officers of the Company. The terms of the two employment agreements, which expire on December 31, 2003, provide for initial annual base salary of $150,000 plus annual increases of 10% of the previous year's compensation with additional increases, bonuses and compensation to be decided by the Board of Directors. Included in accounts payable and accrued expenses at June 30, 2001 is approximately $172,000 due these officers under these agreements. During the fiscal year ended June 30, 2001, these officers reduced their salary to approximately $125,000 in the aggregate for that year only.


RISK AND UNCERTAINTY

Although the Company carries general liability insurance, it has no health hazard policy. There can be no assurance that the Company will not be subject to liability which is not covered by its general liability insurance, and such liability could have a material adverse effect upon its business.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2001

NOTE 6 - STOCKHOLDERS' EQUITY

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

(a) On August 1, 1997, the Board of Directors of the Company created a series of preferred stock consisting of 2,500 shares and designated it as the Series A Convertible Preferred Stock - no par value. The Series A Convertible Preferred Stock is convertible, at the holders option, into that number of shares of common stock equal to $1,000 divided by the lower of (i) seventy percent (70%) of the average market price of the common stock for the five trading days immediately prior to the conversion date or (ii) $1.46, increased proportionally for any reverse stock splits and decreased proportionally for any forward stock split or stock dividend. The holders of Series A Convertible Preferred Stock have no voting rights, the shares are redeemable by the Company at a price of $1,350 per share upon notice of conversion, and have a liquidation preference of $1,350 per share.

        Certain holders of the Series A Convertible Preferred Stock were issued
        (i) an option to purchase an aggregate of 200,000 shares of common stock for two years which has expired at an exercise price of $1.92 per common share and (ii) an option to purchase an aggregate of 200,000 shares of common stock for two years, which has expired, at an exercise price of $2.88 per common share. As of June 30, 2001, these options are still outstanding. For the years ended June 30, 2000 and 2001 Series A Convertible Preferred Shareholders converted 237 preferred shares into 4,551,020 shares of common stock and 140 preferred shares into 6,821,208 shares of common stock. As of June 30, 2001, the remaining 209 shares of Series A Convertible Preferred Stock may be converted, at the holder's option, into shares of common stock.

        Subsequent to year end, in August 2001, 40 shares of Series A Convertible Preferred Stock were converted into 6,698,642 shares of the Company's common stock.

(b) On April 2, 1998, the Board of Directors of the Company created a series of preferred stock consisting of 500,000 shares, as amended in May 2000, and designated it as the Series B Preferred Stock - no par value. The Series B Preferred Stock shall be entitled to 400 votes per share, is not redeemable, and has no conversion rights. The holders of Series B Preferred stock have a liquidation preference of $.50 per share. In consideration of two officers of the Company forgiving an aggregate of $40,000 due them, the Company issued 100,000 shares of Series B Preferred Stock during 1998 and 1999.

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

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2001


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

        For the year ended June 30, 2001, Series C Convertible Preferred Shareholders converted a fraction (.34%) of a preferred share into 398,500 shares of common stock.

        Subsequent to year end, in August 2001, an additional fraction (.04%) of a share of Series C Convertible Preferred Stock into 80,000 shares of common stock.

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

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2001


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

        As a result of the exchange of the debentures for the Series D Convertible Preferred Stock, the net carrying value of the debentures at the time of the exchange in the amount of $285,487 ($500,000 face value of the debentures less the unamortized discount at exchange of $214,513) was deemed to be settled for the fair value of the Series D Convertible Preferred Stock. The fair value of this Preferred Stock is based on the conversion feature which will provide upon conversion shares having an aggregate quoted market value of $715,000. Accordingly, the Company has accounted for the transaction as a settlement of debt and recorded an extraordinary loss of $429,513.


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

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2001


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the status of the Company's stock options as of June 30, 2001 and 2000, and changes during the years then ended is presented below:



          June 30                            2001                      2000
--------------------------------------------------------------------------------------
                                                  Weighted-                 Weighted-
                                      Number       Average       Number      Average
                                        of         Exercise        of       Exercise
                                      Shares        Price        Shares       Price
---------------------------------------------  -------------------------- ------------

Outstanding at beginning of year   3,500,000        $.06       1,000,000       $.06
Granted                                 -             -        3,500,000        .06
CANCELED                                -             -       (1,000,000)       .06
--------------------------------------------------------------------------------------

Outstanding at end of year          3,500,000       $.06       3,500,000       $.06
======================================================================================

Options exercisable at year-end     3,500,000       $.06       3,500,000       $.06
======================================================================================

Weighted-average fair
value of options granted
during the year                                                 $188,650
======================================================================================



The following table summarizes information about fixed stock options outstanding at June 30, 2001:


                             Options Outstanding            Options Exercisable
--------------------------------------------------------------------------------------
                                   Weighted-
                                   Average      Weighted-                    Weighted-
                                  Remaining      Average                      Average
   Range of          Number      Contractual     Exercise       Number        Exercise
Exercise Prices   Outstanding        Life         Price      Exercisable       Price
--------------------------------------------------------------------------------------

  $.06             3,500,000       4 years         $.06      3,500,000         $.06
======================================================================================



Had compensation expense for the Company's stock option plans been determined based on the fair value of the underlying common stock at the grant dates, consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net loss applicable to common shareholders and the loss per common share would have been as follows:

                                       Fiscal Year Ended       Fiscal Year Ended
                                          June 30,2001           June 30, 2000
                                          ------------           -------------
Net loss applicable to common stock:
           As reported                    $(1,848,937)           $ (2,030,738)
           Pro forma                      $(1,848,937)           $ (2,219,388)

Loss per common share:
           As reported                    $      (.04)          $       (.06)
           Pro forma                      $      (.04)          $       (.07)

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2001



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)


The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended June 30, 2000: risk-free interest rate of 7.0%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 138%, and an expected life of the option of five years.

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

During the year ended June 30, 2001, the Company charged operations $234,400, which represents the fair market value of 4,850,000 shares issued to consultants. Pursuant to the terms of the continuing consulting agreement, the Company is to issue additional shares at a rate of 187,500 shares a month for eight months from March 1, 2001 to October 1, 2001. The Company has recorded a prepaid expense in the amount of $30,000 for the fair value of 750,000 shares for services to be rendered after June 30, 2001.

In addition to the above consulting agreement, the Company entered into an agreement for consulting services in August 2001. Under the terms of this agreement, the consultant was issued 7,500,000 shares of common stock subsequent to year-end and the consultant will provide services for a period of one year.

In prior years the Company issued stock for services to be performed. The fair value of the shares issued was accounted for as a subscription receivable to be reduced as the services were performed. Through June 30, 2001, such services were not utilized and the Company has requested the issued stock be returned. Accordingly, the remaining subscriptions receivable in the amount of $136,875 have been charged to general and administrative expense in the accompanying statement of operations.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2001


NOTE 7 - OTHER EXPENSES

(a)        Loss on Investment and Deposits on Inventory Purchases

The Company invested $50,000 in January 1997 for a 50% interest in a company owning a factory located in Jalapa, Nicaragua. The Company has the right to purchase cigars from the factory at cost plus 50% through October 31, 2001. In addition to secure the purchase of cigar inventory, the Company advanced approximately $600,000 to this factory. The operation of manufacturing facilities outside of the United States, especially in less developed countries such as Nicaragua, is subject to numerous risks, including political and currency instability, currency control and exchange regulations, and import and export regulations, the occurrence of any of which could have a material adverse effect upon the Company's cigar supply. Since this initial advance, the Company has experienced various difficulties including resolving the use of cigar labels and a downturn in the cigar market.

Since 1997 approximately $120,000 of the amount advanced was repaid with cigar inventory or cash. During the fiscal year ended June 30, 2001, $19,075 of cigars was received from the factory. Based on the limited level of activity at the factory, aged tobacco that is difficult to market as well as commitments by the factory that have not been met, the Company has determined that the investment of $50,000 and the remaining $478,600 of deposits on inventory purchases should be expensed. Accordingly, $528,600 was charged to operations in the forth quarter of 2001.

(b)        Close of an Emporium

Subsequent to year-end, the Company closed one of its emporiums in South Florida. The accompanying financial statements reflect a loss on disposal of fixed assets of $24,556, which was the net book value on the leasehold improvements at the date of disposal.

NOTE 8 - RELATED PARTY

The Company purchases inventory from a related party. During the year ended June 30, 2001, purchases from this related party aggregated approximately $75,000.

NOTE 9 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company has had losses of $6,121,155 since inception. During the year ended June 30, 2001, the Company has experienced a reduction in same store sales and a reduction in working capital. The Company is seeking funding through equity financing. There can be no assurance that the Company will be able to obtain funding terms acceptable to the Company. These factors indicate the Company may not be able to continue as a going concern.

Management has implemented plans to reduce costs which include the closing of its Weston, Florida store and by moving its executive offices to a more efficient location at its Las Olas, Florida store. The Company believes these efficiencies and expanding wholesale operations will provide savings to enable it to continue operations through June 30, 2002. The financial statements do not include any adjustments relating to the recoverability of recorded costs.