Form 10-Q
period 2001-09-30
HAVANA REPUBLIC INC/FL
filed 2001-11-19
CIK 1049660

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:                       September 30, 2001
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




                         300 S.W. 1ST AVENUE, SUITE 108
                            FT. LAUDERDALE, FL 33301
                    (Address of principal executive offices)
                                   (Zip code)

                                 (954) 525-6333
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 19, 2001: 64,069,423 shares of common stock, no par value per share.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           PAGE

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

       Consolidated Balance Sheet (Unaudited)
                September 30, 2001.......................................      3
       Consolidated Statements of Operations (Unaudited)
                For the Three Months Ended September 30, 2001 and 2000 . 4 Consolidated Statement of Changes in Shareholders' Equity
                For the Three Months Ended September 30, 2001............      5
       Consolidated Statements of Cash Flows (Unaudited)
                For the Three Months Ended September 30, 2001 and 2000...      6

       Notes to Consolidated Financial Statements........................      7

       Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................     10


PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings........................................     13

       Item 4 - Submission of Matters to a Vote of Security Holders......     13

       Item 6 - Exhibits and Reports on Form 8-K.........................     13

       Signatures........................................................     13

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS

                                                                           September 30, 2001  June 30, 2001
 CURRENT ASSETS:                                                               (Unaudited)

     Cash                                                                      $    82,867    $    69,695
     Inventory                                                                     574,831        644,803
     Prepaid Expenses                                                               71,610         30,000
                                                                               -----------    -----------

             Total Current Assets                                                  729,308        744,498
                                                                               -----------    -----------

 PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated Depreciation  and
      Amortization of $316,805 and $283,658, respectively)                         884,722        917,870
                                                                               -----------    -----------

 OTHER ASSETS:
     Other                                                                             620          1,203
     Deferred Income Tax Asset, Net of Valuation Allowance of
          $1,530,000 and $1,100,000, respectively                                     --             --
                                                                               -----------    -----------

             Total Other Assets                                                        620          1,203
                                                                               -----------    -----------

             Total Assets                                                      $ 1,614,650    $ 1,663,571
                                                                               ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses                                     $   561,855    $   547,247
                                                                               -----------    -----------

             Total Current Liabilities                                             561,855        547,247
                                                                               -----------    -----------

 COMMITMENTS

 SHAREHOLDERS' EQUITY:
     Preferred Stock, No Par Value, Nonvoting,  Authorized 5,000,000 Shares;
         Convertible Preferred Stock-Series A, Authorized 2,500 Shares:
            169 and 209 shares, respectively issued and outstanding
         (Aggregate Liquidation Preference of $ 228,150 and
            $ 282,150, respectively)                                               234,327        289,789
         Preferred Stock-Series B, Authorized 500,000 Shares:
            200,000 shares issued and outstanding (Aggregate
            Liquidation Preference of $100,000)                                     40,000         40,000
         Convertible Preferred Stock-Series C, Authorized 100 Shares:
            89.66 and 89.70 shares, respectively issued  and outstanding
            (Aggregate Liquidation Preference of $ 896,600 and
            $897,000, respectively)                                                896,154        896,602
         Convertible Preferred Stock-Series D, Authorized 50 Shares:
            50 shares issued and and outstanding (Aggregate
            Liquidation Preference of $ 500,000)                                   500,000        500,000
     Common Stock, No Par Value, Authorized 200,000,000 Shares;
         Issued and Outstanding 63,619,423 and 49,070,781
           Shares and Additional Paid-in Capital                                 5,641,998      5,511,088
     Accumulated Deficit                                                        (6,259,684)    (6,121,155)
                                                                               -----------    -----------

             Total Shareholders' Equity                                          1,052,795      1,116,324
                                                                               -----------    -----------

             Total Liabilities and Shareholders' Equity                        $ 1,614,650    $ 1,663,571
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




                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     For the Three Months Ended
                                                -------------------------------------
                                                September 30,2001 September 30, 2000
                                                ----------------- -------------------


SALES                                              $    257,010    $    247,364

COST OF SALES                                           100,921         116,080
                                                   ------------    ------------

GROSS PROFIT                                            156,089         131,284
                                                   ------------    ------------

OPERATING EXPENSES:
    Store Expenses                                       87,992         121,764
    General and Administrative                          160,345         171,577
    Depreciation and Amortization                        33,730          32,535
    Professional Fees                                    12,551          21,315
                                                   ------------    ------------

          Total Operating Expenses                      294,618         347,191
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (138,529)       (215,907)
                                                   ------------    ------------

OTHER INCOME:
    Interest                                               --            13,578
                                                   ------------    ------------

                                                           --            13,578
                                                   ------------    ------------

NET LOSS APPLICABLE TO COMMON STOCK                $   (138,529)   $   (202,329)
                                                   ============    ============



 NET LOSS PER COMMON SHARE - BASIC AND DILUTED     $       --      $      (0.01)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  - BASIC AND DILUTED                                53,862,768      34,901,073
                                                   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.




                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Three Months Ended September 30, 2001
                                   (Unaudited)




                                           Preferred Stock A      Preferred Stock B      Preferred Stock C
                                          --------------------- ----------------------   ----------------------
                                           Shares      Amount     Shares      Amount     Shares       Amount
                                          --------- ----------------------- ---------------------- ------------

BALANCE - June 30, 2001                        209   $ 289,789     200,000   $ 40,000       89.70  $ 896,602

Issuance of common stock for services            -           -           -          -           -          -

Conversion of preferred
   stock A to common stock                     (40)    (55,462)          -          -           -          -

Conversion of preferred
   stock C to common stock                       -           -           -          -       (0.04)      (448)

Net loss                                         -           -           -          -           -          -
                                          --------- ----------- ----------- ---------- ----------- ----------

BALANCE - September 30, 2001                   169   $ 234,327     200,000   $ 40,000       89.66  $ 896,154
                                          ========= =========== =========== ========== =========== ==========




                                                                       Common Stock
                                                                           and
                                                                    Additional Paid-in
                                          Preferred Stock D               Capital                     Accumulated
                                      ------------------------ ----------------------------
                                          Shares      Amount        Shares         Amount        Deficit          Total
                                       --------- ------------- -------------  ------------- --------------  -------------

BALANCE - June 30, 2001                      50     $ 500,000    49,070,781    $ 5,511,088   $ (6,121,155)   $ 1,116,324

Issuance of common stock for services         -             -     7,500,000         75,000              -         75,000

Conversion of preferred
   stock A to common stock                    -             -     6,968,642         55,462              -              -

Conversion of preferred
   stock C to common stock                    -             -        80,000            448              -              -

Net loss                                      -             -             -              -       (138,529)      (138,529)
                                      ---------- ------------- -------------  ------------- --------------  -------------

BALANCE - September 30, 2001                 50     $ 500,000    63,619,423    $ 5,641,998   $ (6,259,684)   $ 1,052,795
                                      ========== ============= =============  ============= ==============  =============





              The accompanying notes are an integral part of these
                       consolidated financial statements.






                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                           For the Three Months Ended
                                                                  --------------------------------------
                                                                  September 30, 2001  September 30, 2000
                                                                  ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                              $(138,529)   $(202,329)
    Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by
        Operating Activities:

        Depreciation and Amortization                                        33,730       32,535
        Common Stock Issued in Exchange for Services                         75,000         --

        (Increase) Decrease in:
            Accounts Receivable                                                --         (1,541)
            Inventory                                                        69,972      (74,913)
            Prepaid Expenses                                                (41,609)        --

        Increase (Decrease) in:
            Accounts Payable and Accrued Expenses                            14,608       51,608
                                                                          ---------    ---------

                Net Cash Provided by (Used in) Operating Activities          13,172     (194,640)
                                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                                     --        (16,328)
                                                                          ---------    ---------

                Net Cash (Used in) Investing Activities                        --        (16,328)
                                                                          ---------    ---------


Net Increase (Decrease) in Cash                                              13,172     (210,968)

Cash - Beginning of Year                                                     69,695      995,017
                                                                          ---------    ---------

Cash - End of Year                                                        $  82,867    $ 784,049
                                                                          =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




Note 1.    BASIS OF PRESENTATION

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended June 30, 2001, of The Havana Republic, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results for the full fiscal year ending June 30, 2002.


Note 2.    INVENTORIES

           The major classes of inventories are as follows:

                                                SEPTEMBER 30, 2001

Cigars     .....................................$      238,893
Accessories.....................................       335,938
                                                --------------
                                                $      574,831
                                                ==============

Note 3. SHAREHOLDERS' EQUITY

In August 2001, the Company entered into an agreement for consulting services. Under the terms of this agreement, the consultant was issued 7,500,000 shares of common stock with a fair value of $75,000, for services to be provided over a one year period. At September 30, 2001, $64,000 is included in prepaid expenses and is being amortized over one year.

During the quarter ended September 30, 2001, 40 shares of Series A Convertible Preferred Stock were converted into 6,698,642 shares of the Company's common stock and a fraction (.04%) of a share of Series C Convertible Preferred Stock was converted into 80,000 shares of the Company's common stock.

Subsequent to the end of the quarter, (.02%) of a share of Series C Convertible Preferred Stock were converted into 600,000 shares of the Company's common stock.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

       Sales for the three months ended September 30, 2001 were $257,010 an increase of approximately 4% as compared to sales for the three months ended September 30, 2000 which were $247,364. The Company believes the increase in sales was due to the positive results received from its Las Vegas emporium.

       Cost of sales was $100,921 or approximately 39.3% of sales for the three months ended September 30, 2001 as compared to $116,080 or approximately 47% of sales for the three months ended September 30, 2000.

       Gross profit was $156,089 or approximately 60% of sales for the three months ended September 30, 2001 as compared to gross profit of $138,284 or approximately 53% of sales for the three months ended September 30, 2000. The Company believes this increase is due the operations of its Las Vegas emporium which has higher profit margins.

       Store expenses, which include marketing and advertising expenses, rent and salary costs, were $87,992 or approximately 34 % of sales for the three months ended September 30, 2001 as compared to $121,764 or approximately 49 % of sales for the three months ended September 30, 2000. The Company attributes this reduction to the closing of the Weston, Florida emporium and the consolidation of expenses.

       General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $160,345 or approximately 62 % of sales for the three months ended September 30, 2001 as compared to $171,577 or approximately 69% of sales for the three months ended September 30, 2000.

       As a result of the foregoing factors, the Company incurred a net loss applicable to common stock of $138,529 or ($.002) per share for the three months ended September 30, 2001 as compared to a loss of $202,329 or ($.01) per share for the three month period ended September 30, 2000. The Company believes that the decrease in its net loss is due to the sales generated by its Las Vegas Emporium and also the closing of its Weston, Florida emporium which closed on July 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 2001, the Company had working capital of approximately $167,000. Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the period ending September 30, 2001, the Company did not raise any money and no new securities were issued.

       The Company has had losses of approximately $6,260,000 since inception. During the three months ended September 30, 2001, the Company has experienced a reduction in working capital. The Company is seeking additional funding through Equity Financing. There can be no assurance that the Company will be able to obtain financing that is acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

                           PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

       The Company is not involved in any material litigation

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           None

     (b)   REPORTS ON FORM 8-K

           There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended September 30, 2001.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THE HAVANA REPUBLIC, INC.



     Dated: November 19, 2001                By:        /S/ STEVEN SCHATZMAN
                                                --------------------------------
                                                   Steven Schatzman, President