Form 10QSB
period 2001-12-31
HAVANA REPUBLIC INC/FL
filed 2002-02-20
CIK 1049660

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               December 31, 2001
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 5, 2002 there were 67,344,423 shares of common stock, no par value per share.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                      INDEX



         PAGE

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Consolidated Balance Sheet
               December 31, 2001 (Unaudited) and June 30, 2000..............   3
   Consolidated Statements of Operations (Unaudited)
               For the Six  Months and Three Months Ended
               December 31, 2001 and 2000...................................   4
   Consolidated Statement of Changes in Shareholders' Equity
               For the Six Months Ended December 31, 2001...................   5
   Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended December 31, 2001 and 2000 .........   6

   Notes to Consolidated Financial Statements...............................   7

Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations.....................................   10


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...............................................  13

   Item 4 - Submission of Matters to a Vote of Security Holders.............  13

   Item 6 - Exhibits and Reports on Form 8-K ...............................  13

      Signatures ...........................................................  13




                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS

                                                                       December 31, 2001 June 30, 2001
 CURRENT ASSETS:                                                         (Unaudited)

     Cash                                                                $    90,460    $    69,695
     Inventory                                                               531,879        644,803
     Prepaid Expenses                                                         43,750         30,000
                                                                         -----------    -----------
             Total Current Assets                                            666,089        744,498
                                                                         -----------    -----------
 PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated Depreciation  and
      Amortization of $349,747 and $283,658, respectively)                   851,780        917,870
                                                                         -----------    -----------
 OTHER ASSETS:
     Other                                                                       417          1,203
     Deferred Income Tax Asset, Net of Valuation Allowance of
        $1,619,000 and $1,100,000, respectively                                 --             --
                                                                         -----------    -----------
             Total Other Assets                                                  417          1,203
                                                                         -----------    -----------
             Total Assets                                                $ 1,518,286    $ 1,663,571
                                                                         ===========    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses                               $   566,351    $   547,247
                                                                         -----------    -----------
             Total Current Liabilities                                       566,351        547,247
                                                                         -----------    -----------
 COMMITMENTS

 SHAREHOLDERS' EQUITY:
     Preferred Stock, No Par Value, Nonvoting,
        Authorized 5,000,000 Shares;
           Convertible Preferred Stock-Series A,
        Authorized 2,500 Shares: 159 and 209 shares, respectively
           issued and outstanding (Aggregate Liquidation
           Preference of $ 214,650 and $ 282,150, respectively)              220,461        289,789
        Preferred Stock-Series B, Authorized 500,000 Shares:
           200,000 shares issued and outstanding
           (Aggregate Liquidation Preference of $100,000)                     40,000         40,000
        Convertible Preferred Stock-Series C,
           Authorized 100 Shares: 89.45  and 89.70 shares,
           respectively issued  and outstanding (Aggregate
           Liquidation Preference of $ 894,500 and $897,000,
           respectively)                                                     894,055        896,602
        Convertible Preferred Stock-Series D,
           Authorized 50 Shares: 50 shares issued and
           and outstanding (Aggregate Liquidation
           Preference of $500,000)                                           500,000        500,000
        Common Stock, No Par Value, Authorized
           200,000,000 Shares;
           Issued and Outstanding 67,344,423 and 49,070,781
           Shares and Additional Paid-in Capital                           5,657,963      5,511,088
        Accumulated Deficit                                               (6,360,544)    (6,121,155)
                                                                         -----------    -----------
             Total Shareholders' Equity                                      951,935      1,116,324
                                                                         -----------    -----------
             Total Liabilities and Shareholders' Equity                  $ 1,518,286    $ 1,663,571
                                                                         ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.






                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                   For the Six Months Ended          For the Three Months Ended
                                                ------------------------------    ------------------------------
                                                 December 31,     December 31,      December 31,    December 31,
                                                     2001            2000              2001            2000
                                                --------------   -------------    ------------------------------


SALES                                            $    511,230    $    589,873    $    254,220    $    342,509

COST OF SALES                                         226,648         242,455         125,727         126,375
                                                 ------------    ------------    ------------    ------------
GROSS PROFIT                                          284,582         347,418         128,493         216,134
                                                 ------------    ------------    ------------    ------------
OPERATING EXPENSES:
    Store Expenses                                    191,316         245,760         103,324         123,996
    General and Administrative                        269,347         467,786         109,002         296,210
    Depreciation and Amortization                      66,971          67,509          33,241          34,974
    Professional Fees                                  32,112          96,948          19,561          75,632
                                                 ------------    ------------    ------------    ------------
          Total Operating Expenses                    559,746         878,003         265,128         530,812
                                                 ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                 (275,164)       (530,585)       (136,635)       (314,678)
                                                 ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
    Interest                                             --            22,649            --             9,071
    Other Income                                       35,775            --            35,775            --
                                                 ------------    ------------    ------------    ------------
                                                       35,775          22,649          35,775           9,071
                                                 ------------    ------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCK              $   (239,389)   $   (507,936)   $   (100,860)   $   (305,607)
                                                 ============    ============    ============    ============


 NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $       --      $      (0.01)   $       --      $      (0.01)
                                                 ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  - BASIC AND DILUTED                              60,109,271      35,894,823      64,080,813      36,888,573
                                                 ============    ============    ============    ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.







                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Six Months Ended December 31, 2001
                                  (Unaudited)




                                               Preferred Stock A          Preferred Stock B         Preferred Stock C
                                            ------------------------------------------------------------------------------
                                             Shares       Amount          Shares       Amount      Shares       Amount
                                            --------   -----------    ----------------------------------------------------

BALANCE - June 30, 2001                         209    $   289,789        200,000   $    40,000   89.70     $   896,602

Issuance of common stock for services          --             --             --            --        --            --

Conversion of preferred
        stock A to common stock                 (50)       (69,328)          --            --        --            --

Conversion of preferred
        stock C to common stock                --             --             --            --       (0.25)       (2,547)

Net loss                                       --             --             --            --        --            --
                                        -----------    -----------    -----------   -----------   -------   -----------

BALANCE - December 31, 2001                     159    $   220,461        200,000   $    40,000   89.45 $       894,055
                                        ===========    ===========    ===========   ===========   =======   ===========





                                                                           Common Stock
                                                                               and
                                                                        Additional Paid-in
                                             Preferred Stock D               Capital
                                        --------------------------  --------------------------- Accumulated
                                            Shares       Amount        Shares        Amount        Deficit         Total
                                        ------------ -------------  ------------  ------------- -----------    -----------

BALANCE - June 30, 2001                         50   $   500,000     49,070,781   $ 5,511,088   $(6,121,155)   $ 1,116,324

Issuance of common stock for services          --            --       7,500,000        75,000          --           75,000

Conversion of preferred
        stock A to common stock                --            --      10,093,642        69,328          --             --

Conversion of preferred
        stock C to common stock                --            --         680,000         2,547          --             --

Net loss                                       --            --            --            --        (239,389)      (239,389)
                                        -----------   -----------   -----------   -----------   -----------    -----------

BALANCE - December 31, 2001                      50   $   500,000    67,344,423   $ 5,657,963   $(6,360,544)   $   951,935
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






                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                      For the Six Months Ended
                                                                  ------------------------------
                                                                    December 31,   December 31,
                                                                        2001          2000
                                                                  --------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                          $(239,389)   $(507,936)
    Adjustments to Reconcile Net Loss to Net Cash
       (Used in) Provided by
        Operating Activities:

        Depreciation and Amortization                                    67,509       67,509
        Common Stock Issued in Exchange for Services                     75,000      207,000

        (Increase) Decrease in:
            Accounts Receivable                                            --         10,262
            Inventory                                                   112,924     (146,421)
            Prepaid Expenses                                            (13,750)        --
            Other                                                          (633)      (1,599)

        Increase (Decrease) in:
            Accounts Payable and Accrued Expenses                        19,104       23,244
                                                                      ---------    ---------
                Net Cash Provided by (Used in) Operating Activities      20,765     (347,941)
                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                                 --       (130,954)
                                                                      ---------    ---------
                Net Cash (Used in) Investing Activities                    --       (130,954)
                                                                      ---------    ---------

Net Increase (Decrease) in Cash                                          20,765     (478,895)

Cash - Beginning of Year                                                 69,695      995,017
                                                                      ---------    ---------
Cash - End of Period                                                  $  90,460    $ 516,122
                                                                      =========    =========

NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock for Services                               $  75,000    $ 194,250
                                                                      =========    =========
  Conversion of Preferred Stock                                       $  71,875    $    --
                                                                      =========    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




Note 1.  BASIS OF PRESENTATION

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended June 30, 2001, of The Havana Republic, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results for the full fiscal year ending June 30, 2002.


Note 2.  INVENTORIES

         The major classes of inventories are as follows:

                                                               DECEMBER 31, 2001

Cigars   ............................................           $      217,684
Accessories..........................................                  314,195
                                                                --------------
                                                                $      531,879
                                                                ==============

Note 3. SHAREHOLDERS' EQUITY

In August 2001, the Company entered into an agreement for consulting services. Under the terms of this agreement, the consultant was issued 7,500,000 shares of common stock with a fair value of $75,000, for services to be provided over a one year period. At December 31, 2001, $43,750 is included in prepaid expenses and is being amortized over one year.

During the quarter ended December 31, 2001, 10 shares of Series A Convertible Preferred Stock were converted into 3,125,000 shares of the Company's common stock and a fraction (.25) of a share of Series C Convertible Preferred Stock was converted into 600,000 shares of the Company's common stock.

RESULTS OF OPERATIONS

      SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2000

      Net sales for the six months ended December 31, 2001 were $511,230 a decrease of 13% as compared to sales for the six months ended December 31, 2000 which were $589,873. The Company believes the decline in net sales was due to the closing of its Weston emporium and also a result of falling sales in all its stores, but especially the Las Vegas emporium, due to the impact of September 11th.

      Cost of sales was $226,648 or approximately 44% of sales for the six months ended December 31, 2001 as compared to $242,455 or approximately 41% of sales for the six months ended December 31, 2000. The Company attributes this to soft holiday sales as a result of September 11th.

      Gross profit was 284,582 or 56% of sales for the six months ended December 31, 2001 as compared to gross profit of $347,418 or 58% of sales for the six months ended December 31, 2000. Again, the Company attributes this to soft holiday sales as a result of September 11th.

      Store expenses, which include marketing and advertising expenses, rent and salary costs, were $191,316 or 37 % of sales for the six months ended December 31, 2001 as compared to $245,760 or 42 % of sales for the six months ended December 31, 2000. The Company attributes this decrease to its renegotiated rent in its Las Olas emporium as well as a concerted effort to reduce operating expenses.

      General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $269,347 or 53% of sales for the six months ended December 31, 2001 as compared to $467,786 or 79% of sales for the six months ended December 31, 2000. This dramatic decrease is due to the fact that no new emporiums were opened during this period as well as a comprehensive effort to reduce expenses.

     Professional fees were $32,112 for the six months ended December 31, 2001 as compared to $96,948 for the six months ended December 31, 2000, a decrease of approximately 67%. This dramatic decrease is due to the fact that no new emporiums were opened during this period and no registration statements were drafted, as well as a comprehensive effort to reduce expenses.

      The Company had other income for the six months ended December 31, 2001 of $35,775 as compared to net interest of $22,649 for the six months ended December 31, 2000.

      As a result of the foregoing factors, the Company incurred losses of $239,389 or ($.004) per share for the six months ended December 31, 2001 as compared to a loss of $507,936 or ($.01) per share for the six month period ended December 31, 2000, which was a decrease of approximately $269,000 or 53%.

      THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000.

      Net sales for the three months ended December 31, 2001 were $254,220 a decrease of 26% as compared to sales for the three months ended December 31, 2000 which were $342,509. The Company believes the decline in net sales was reflective of its closing of its Weston Emporium and the impact of September 11th.

      Cost of sales was $125,727 or 49% of sales for the three months ended December 31, 2001 as compared to $126,375 or 37% of sales for the three months ended December 31, 2000. This change was due to a soft holiday season and a lower percentage of high profit gifts and accessories, all of which the Company attributes to the effects of September 11th.

      Gross profit was $128,493 or 51% of sales for the three months ended December 31, 2001 as compared to gross profit of $216,134 or 63% of sales for the three months ended December 31, 2000. Again, the Company attributes this to a soft holiday season coupled with the significant impact of September 11th on all stores, but especially the Las Vegas Emporium.

      Store expenses, which include marketing and advertising expenses, rent and salary costs, were $103,324 or 41% of sales for the three months ended December 31, 2001 as compared to $123,996 or 36% of sales for the three months ended December 31, 2000.

      General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $109,002 or 43% of sales for the three months ended December 31, 2001 as compared to $296,210 or 86% of sales for the three months ended December 31, 2000. This decrease is primarily due to the fact that the Company opened no new emporiums in this quarter, as well as a comprehensive effort to reduce overhead.

     Professional fees were $19,561 for the three months ended December 31, 2001 as compared to $75,632 for the three months ended December 31, 2000, a decrease of approximately 74%. This dramatic decrease is due to the fact that no new emporiums were opened during this period and no registration statements were drafted, as well as a comprehensive effort to reduce expenses.

      The Company had other income for the three months ended December 31, 2001 in the amount of $35,775 as compared to net interest of $9,071 for the three months ended December 31, 2000.

       As a result of the foregoing factors, the Company incurred losses of $100,860 or ($.002) per share for the three months ended December 31, 2001 as compared to a loss of $305,607 or ($.01) per share for the three month period ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had working capital of approximately $100,000. Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the three months ended December 31, 2001, the Company did not raise any money and the only securities issued were issued upon the conversion of preferred stock.

         The Company has had losses of approximately $6,300,000 since inception. During the three months ended December 31, 2001, the Company experienced a reduction in working capital. The Company is seeking additional funding through Equity Financing. There can be no assurance that the Company will be able to obtain financing that is acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

         The Company is not involved in any material litigation

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

      None.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

Item 5. OTHER INFORMATION

      The Company is presently delinquent in its payments for products to some of the Company's vendors, including Altioas, General Cigar, Colibri and Ashton. However, these vendors continue to supply the Company with products on a C.O.D. basis. The Company continues to negotiate with these vendors in an effort to bring all these accounts current.

      Mr. Alex Gimmelstein is no longer involved in the day to day operations of the Company.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


         None

    (b)  REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              THE HAVANA REPUBLIC, INC.



    Dated: February 18, 2002                  By: /S/ STEVEN SCHATZMAN
                                                 -------------------------------
                                                 Steven Schatzman, President