Form 10QSB
period 2002-03-31
HAVANA REPUBLIC INC/FL
filed 2002-05-15
CIK 1049660

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                   For the fiscal quarter ended:March 31, 2002
                        Commission file number:333-40799



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

                              Yes  X    No
                                 -----     ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 2002 there were 71,344,423 shares of common stock, no par value per share.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                      INDEX



                                                                            PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

       Consolidated Balance Sheet
                     March 31, 2002 (Unaudited) and June 30, 2001...........  3
       Consolidated Statements of Operations (Unaudited)
                     For the Nine  Months and Three Months
                         Ended March 31, 2002 and 2001......................  4
       Consolidated Statement of Changes in Shareholders' Equity
                     For the Nine Months Ended March 31, 2002...............  5
       Consolidated Statements of Cash Flows (Unaudited)
                     For the Nine Months Ended March 31, 2002 and 2001 .....  6

       Notes to Consolidated Financial Statements...........................  7

       Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations......... 10


PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings........................................... 13

       Item 4 - Submission of Matters to a Vote of Security Holders......... 13

       Item 6 - Exhibits and Reports on Form 8-K ........................... 13

       Signatures .......................................................... 13


                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                                       March 31, 2002  June 30, 2001
                                                                                                       --------------  -------------
                                                                                                         (Unaudited)

 CURRENT ASSETS:
     Cash ............................................................................................   $    89,731    $    69,695
     Inventory .......................................................................................       448,756        644,803
     Prepaid Expenses ................................................................................         8,000         30,000
                                                                                                         -----------    -----------

             Total Current Assets ....................................................................       546,487        744,498
                                                                                                         -----------    -----------

 PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated Depreciation  and
      Amortization of $326,112 and $283,658, respectively) ...........................................       811,884        917,870
                                                                                                         -----------    -----------

 OTHER ASSETS:
     Other ...........................................................................................           942          1,203
     Deferred Income Tax Asset, Net of Valuation Allowance of $1,667,000
           and $1,100,000, respectively ..............................................................           --             --
                                                                                                         -----------    -----------

             Total Other Assets ......................................................................           942          1,203
                                                                                                         -----------    -----------

             Total Assets ............................................................................   $ 1,359,313    $ 1,663,571
                                                                                                         ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses ...........................................................   $   565,315    $   547,247
                                                                                                         -----------    -----------

             Total Current Liabilities ...............................................................       565,315        547,247
                                                                                                         -----------    -----------

 COMMITMENTS

 SHAREHOLDERS' EQUITY:
     Preferred Stock, No Par Value, Nonvoting,  Authorized 5,000,000 Shares;
         Convertible Preferred Stock-Series A, Authorized 2,500 Shares: 149 and 209 shares, respectively issued and outstanding (Aggregate Liquidation Preference
               of $ 201,150 and $ 282,150, respectively ..............................................       206,596        289,789
         Preferred Stock-Series B, Authorized 500,000 Shares:200,000 shares issued and outstanding
               (Aggregate Liquidation Preference of $100,000) ........................................        40,000         40,000
         Convertible Preferred Stock-Series C, Authorized 100 Shares: 89.45  and 89.70 shares, respectively issued  and outstanding (Aggregate Liquidation Preference of $ 894,500
             and $897,000, respectively . ............................................................       894,055        896,602
         Convertible Preferred Stock-Series D, Authorized 50 Shares: 50 shares issued and
               and outstanding (Aggregate Liquidation Preference of $ 500,000) .......................       500,000        500,000
     Common Stock, No Par Value, Authorized 200,000,000 Shares;
         Issued and Outstanding 71,344,423 and 49,070,781 Shares and Additional Paid-in Capital ......     5,641,828      5,511,088
     Accumulated Deficit .............................................................................    (6,488,481)    (6,121,155)
                                                                                                         -----------    -----------

             Total Shareholders' Equity ..............................................................       793,998      1,116,324
                                                                                                         -----------    -----------

             Total Liabilities and Shareholders' Equity ..............................................   $ 1,359,313    $ 1,663,571
                                                                                                         ===========    ===========






                 Theaccompanying notes are an integral part of these
                    consolidated financial statements.



                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    For the Nine Months Ended       For the Three Months Ended
                                                   -----------------------------  ------------------------------
                                                  March 31,2002  March 31, 2001   March 31, 2002    March 31, 2001
                                                  -------------  ---------------  --------------    --------------


SALES                                            $    752,825    $    900,130    $    241,595    $    310,257

COST OF SALES                                         335,480         371,713         108,832         129,258
                                                 ------------    ------------    ------------    ------------

GROSS PROFIT                                          417,345         528,417         132,763         180,999
                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES:
    Store Expenses                                    281,209         403,092          89,893         157,332
    General and Administrative                        395,989         698,673         126,642         230,887
    Depreciation and Amortization                      98,573         108,173          31,602          40,664
    Professional Fees                                  36,529         119,375           4,417          22,427
                                                 ------------    ------------    ------------    ------------

          Total Operating Expenses                    812,300       1,329,313         252,554         451,310
                                                 ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                 (394,955)       (800,896)       (119,791)       (270,311)
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
    Interest                                              148          27,395             148           4,746
    Other Income                                       35,775            --              --              --
    Other Expense                                      (8,294)           --            (8,294)           --
                                                 ------------    ------------    ------------    ------------
                                                                                                 ............
                                                       27,629          27,395          (8,146)          4,746
                                                 ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON STOCK              $   (367,326)   $   (773,501)   $   (127,937)   $   (265,565)
                                                 ============    ============    ============    ============



 NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $      (0.01)   $      (0.02)   $       --      $      (0.01)
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  - BASIC AND DILUTED                              63,075,052      37,962,488      69,344,427      42,189,715
                                                 ============    ============    ============    ============










                 Theaccompanying notes are an integral part of these
                    consolidated financial statements.




                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 2002
                                   (Unaudited)




                                                Preferred Stock A     Preferred Stock B    Preferred Stock C    Preferred Stock D
                                                -----------------     -----------------    ------------------   ------------------
                                                Shares    Amount      Shares    Amount     Shares     Amount    Shares   Amount
                                                ------    ------      ------    ------     ------    --------   ------   ------

BALANCE - June 30, 2001                           209    $ 289,789    200,000   $40,000      89.70  $ 896,602    50    $500,000

Issuance of common stock for services            --           --         --        --      --           --       --        --

Conversion of preferred stock A to common stock   (60)     (83,193)      --        --      --           --       --        --

Conversion of preferred stock C to common stock  --           --         --        --        (0.25)    (2,547)   --        --

Net loss                                         --           --         --        --      --           --       --        --
                                                 ----    ---------    -------   -------   -----   - --------     --    --------

BALANCE - March 31, 2002                          149    $ 206,596    200,000   $40,000      89.45  $ 894,055    50    $500,000
                                                 ====    =========    =======   =======   ========  =========    ==    ========







                                                     Common Stock
                                                         and
                                                  Additional Paid-in
                                                       Capital                Accumulated
                                                   -------------------
                                                  Shares      Amount       Deficit       Total
                                                  ------      -------      -------       -----

BALANCE - June 30, 2001                          49,070,781  $5,511,088  $(6,121,155)  $ 1,116,324

Issuance of common stock for services             7,500,000      45,000         --          45,000

Conversion of preferred stock A to common stock  14,093,642      83,193         --            --

Conversion of preferred stock C to common stock     680,000       2,547         --            --

Net loss                                               --          --       (367,326)     (367,326)
                                                 ----------  ----------  -----------   -----------

BALANCE - March 31, 2002                         71,344,423  $5,641,828  $(6,488,481)  $   793,998
                                                 ==========  ==========  ===========   ===========







                 Theaccompanying notes are an integral part of these
                    consolidated financial statements.


                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         For the Nine Months Ended
                                                                     ----------------------------------
                                                                      March 31, 2002    March 31, 2001
                                                                     ----------------  ----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                             $(367,326)     $(773,501)
    Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by
        Operating Activities:

        Depreciation and Amortization                                       99,111        107,673
        Loss on Disposal of Fixed Assets                                     8,294           --
        Common Stock Issued in Exchange for Services                        45,000        207,000

        (Increase) Decrease in:
            Accounts Receivable                                               --           11,788
            Inventory                                                      196,047       (240,742)
            Prepaid Expenses                                                22,000           --
            Other                                                           (1,158)          --

        Increase (Decrease) in:
            Accounts Payable and Accrued Expenses                           18,068        200,316
                                                                         ---------      ---------
                Net Cash Provided by (Used in) Operating Activities         20,036       (487,466)
                                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                                    --         (379,450)
                                                                         ---------      ---------

                Net Cash (Used in) Investing Activities                       --         (379,450)
                                                                         ---------      ---------


Net Increase (Decrease) in Cash                                             20,036       (866,916)

Cash - Beginning of Period                                                  69,695        995,017
                                                                         ---------      ---------

Cash - End of Period                                                     $  89,731      $ 128,101
                                                                         =========      =========


NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock for Services                                  $  45,000      $    --
                                                                         =========      =========

  Conversion of Preferred Stock                                          $  85,740      $    --
                                                                         =========      =========





                 Theaccompanying notes are an integral part of these
                    consolidated financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




Note 1.    BASIS OF PRESENTATION
           ---------------------

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended June 30, 2001, of The Havana Republic, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year ending June 30, 2002.


Note 2.    INVENTORIES
           -----------

           The major classes of inventories are as follows:

                                                MARCH 31, 2002
                                                --------------
Cigars     .....................................$    180,589
Accessories.....................................     268,167
                                                ------------
                                                $    448,756

Note 3. SHAREHOLDERS' EQUITY
        --------------------

In August 2001, the Company entered into an agreement for consulting services. Under the terms of this agreement, the consultant was issued 7,500,000 shares of common stock for services to be provided over a one year period. At March 31, 2002, $8,000 is included in prepaid expenses representing approximately 2,500,000 shares of common stock to be earned through August 2002.

During the quarter ended March 31, 2002, 10 shares of Series A Convertible Preferred Stock were converted into 4,000,000 shares of the Company's common stock.

RESULTS OF OPERATIONS

       NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

       Net sales for the nine months ended March 31, 2002 were $752,825 a decrease of 16% as compared to net sales for the nine months ended March 31, 2001 which were $900,130. The Company believes the decline in net sales was due to the closing of its Weston emporium and also a result of falling sales in all its stores, but especially the Las Vegas emporium, due to the impact of September 11th.

       Cost of sales was $335,480 or approximately 45% of sales for the nine months ended March 31, 2002 as compared to $371,713 or approximately 41% of sales for the nine months ended March 31, 2001. The Company attributes this to soft holiday sales as a result of September 11th.

       Gross profit was 417,345 or approximately 56% of sales for the nine months ended March 31, 2002 as compared to gross profit of $528,417 or 59% of sales for the nine months ended March 31, 2001. Again, the Company attributes this to soft holiday sales as a result of September 11th and the closing of the Weston store.

       Store expenses, which include marketing and advertising expenses, rent and salary costs, were $281,209 or 37% of sales for the nine months ended March 31, 2002 as compared to $403,092 or approximately 45% of sales for the nine months ended March 31, 2001. The Company attributes this decrease to its renegotiated rent in its Las Olas emporium as well as a concerted effort to reduce operating expenses.

       General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $395,989 or approximately 53% of sales for the nine months ended March 31, 2002 as compared to $698,673 or approximately 78% of sales for the nine months ended March 31, 2001. This dramatic decrease is due to the fact that no new emporiums were opened during this period as well as a comprehensive effort to reduce expenses.

       Professional fees were $36,529 for the nine months ended March 31, 2002 as compared to $119,375 for the nine months ended March 31, 2001, a decrease of approximately 69%. This dramatic decrease is due to the fact that no new emporiums were opened during this period as well as a comprehensive effort to reduce expenses.

       The Company had other net income for the nine months ended March 31, 2002 of $27,629 as compared to net interest expense of $27,395 for the nine months ended March 31, 2001.

       As a result of the foregoing factors, the Company incurred losses of $367,326 or ($.01) per share for the nine months ended March 31, 2002 as compared to a loss of $773,501 or ($.02) per share for the nine month period ended March 31, 2001, which was a decrease of approximately $406,000 or 52%.

       THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001.

       Net sales for the three months ended March 31, 2002 were $241,595 a decrease of 22% as compared to net sales for the three months ended March 31, 2001 which were $310,257. The Company believes the decline in net sales was reflective of its closing of its Weston Emporium and the impact of September 11th.

       Cost of sales was $108,832 or 45% of sales for the three months ended March 31, 2002 as compared to $129,258 or approximately 42% of sales for the three months ended March 31, 2001. This change was due to a soft holiday season and a lower percentage of high profit gifts and accessories, all of which the Company attributes to the effects of September 11th.

       Gross profit was $132,763 or 55% of sales for the three months ended March 31, 2002 as compared to gross profit of $180,999 or approximately 58% of sales for the three months ended March 31, 2001. Again, the Company attributes this to a soft holiday season coupled with the significant impact of September 11th on all stores, but especially the Las Vegas Emporium and closing of the Weston store.

       Store expenses, which include marketing and advertising expenses, rent and salary costs, were $89,893 or approximately 37% of sales for the three months ended March 31, 2002 as compared to $157,332 or 51% of sales for the three months ended March 31, 2001.

       General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, were $126.642 or approximately 52% of sales for the three months ended March 31, 2002 as compared to $230,887 or approximately 74% of sales for the three months ended March 31, 2001. This decrease is primarily due to the fact that the Company opened no new emporiums in this quarter, as well as a comprehensive effort to reduce overhead.

       Professional fees were $4,417 for the three months ended March 31, 2002 as compared to $22,427 for the three months ended March 31, 2001, a decrease of approximately 80%. This dramatic decrease is due to the fact that no new emporiums were opened during this period as well as a comprehensive effort to reduce expenses.

       As a result of the foregoing factors, the Company incurred losses of $127.937 or less than a penny per share for the three months ended March 31, 2002 as compared to a loss of $265,565 or ($.01) per share for the three month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 2002, the Company had working capital deficiency of approximately $19,000. Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the nine months ended March 31, 2002, the Company did not raise any money and the only securities issued were issued upon the conversion of preferred stock.

           The Company has had losses of approximately $6,490,000 since inception. During the nine months ended March 31, 2002, the Company experienced a reduction in working capital. The Company is seeking additional funding through Equity Financing. There can be no assurance that the Company will be able to obtain financing that is acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        -----------------

        The Company is not involved in any material litigation

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
        ------------------------------------------

        Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------
        None

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
        -------------------------------------------------
        None

Item 5. OTHER INFORMATION
        -----------------
        The Company is presently delinquent in its payments for products to some of the Company's vendors, including Altidas, General Cigar, Colibri and Ashton. However, these vendors continue to supply the Company with products on a C.O.D. basis. The Company has successfully negotiated structured payments with these vendors and is reducing the outstanding balances due them. The Company believes that it continues to have good relations with these vendors.

        Mr. Alex Gimmelstein resigned as an officer of the Company.

Item 6  EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        None

  (b)   REPORTS ON FORM 8-K

           There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended March 31, 2002 .

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE HAVANA REPUBLIC, INC.


     Dated: May 15, 2002                 By:  /S/ STEVEN SCHATZMAN
                                              ---------------------------
                                              Steven Schatzman, President