Form 10KSB
period 2002-06-30
HAVANA REPUBLIC INC/FL
filed 2002-11-14
CIK 1049660

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2002

                        Commission File Number: 333-40799

                            THE HAVANA REPUBLIC, INC.
           (name of small business issuer as specified in its charter)


                   Florida                                 84-1346897
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization                     Identification No.)


           300 S.W. First Avenue, Suite 108, Ft. Lauderdale, FL 33301
              (Address and Zip Code of Principal Executive Offices)

                    Issuer's Telephone Number: (954) 525-6333


         Securities Registered Under Section 12(b) of the Exchange Act:

                                      None

         Securities Registered Under Section 12(g) of the Exchange Act:

                           Common Stock, no par value.

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [ ]

State issuer's revenues for its most recent fiscal year: $993,641.

       The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of November 14, 2002 was approximately $109,407. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       In accordance with the records of the Transfer Agent, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of November 14, 2002, was 186,941,113.

       Transitional Small Business Disclosure Format:

       Yes_____ No X
                  -----

                            THE HAVANA REPUBLIC, INC.
                              Report on Form 10-KSB
                     For the Fiscal Year Ended June 30 2002

                                TABLE OF CONTENTS

                                                                                PAGE
                                     PART I

Item 1.   Description of Business .............................................    1
Item 2.   Description of Property .............................................    5
Item 3.   Legal Proceedings ...................................................    5
Item 4.   Submission of Matters to Vote of Security Holders ...................    5

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters ............    6
Item 6.   Management's Discussion and Analysis ................................    6
Item 7.   Financial Statements ................................................   11
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure ............................................   11

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons ........   12
Item 10.  Executive Compensation ..............................................   13
Item 11.  Security Ownership of Certain Beneficial Owners And Management ......   14
Item 12.  Certain Relationships and Related Transactions ......................   15

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K ....................................   16

Signatures ....................................................................   17

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding The Havana Republic, Inc. (the "Company" or "HVAR"), which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company's actual results of operations, some of which are beyond the Company's control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on future retail sales; FDA rules and regulations; competition; dependence on management;; and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

    A.   General Development of Business.

        The Havana Republic, Inc., a Florida corporation (the "Company") was formed on March 10, 1996. The Company is engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. The Company currently operates three emporiums which are located in the Las Olas River Front in Fort Lauderdale, downtown South Miami Florida and in the Desert Passage at the Aladdin Resort in Las Vegas, Nevada. The Company also sells its cigars and accessories over the Internet.

        Premium cigars are generally defined according to three criteria: (i) the cigars are made completely by hand; (ii) the cigars consist of longfiller tobacco; and (iii) the cigars retail at a price range from $1 to more than $50 each. Handrolled cigars consist of three different categories of tobacco: (1) the filler is the tobacco in the cigar; (2) the binder is the leaf that binds the filler together; or (3) the wrapper is the tobacco leaf that wraps around the rolled tobacco and finishes the cigar. A premium cigar uses only longfiller tobacco, binders and wrappers that are composed solely of tobacco leaf. Longfiller tobacco consists of half tobacco leaves rolled up, whereas shortfiller tobacco consists of smaller pieces of tobacco, including the portions of the longfiller tobacco which are cut and discarded in producing premium cigars. The quality of a premium cigar is based on the quality of the tobacco used for the filler, binder and wrapper. Cigars that are not premium cigars typically use shortfiller, and may be wholly or partially manufactured by machine. We also market a full line of premium cigars, which will be sold under the brand name of Havana Republic.

Third Party Suppliers

        The Company is presently able to purchase premium cigars directly from all major Manufacturers such as Padron, General Cigar, Altadis, Fuentes and Ashton, and is not dependent upon any one supplier for cigars.

Company Brand Cigars

        In 1997, the Company entered into a contract with Tabanica, a cigar manufacturer in Nicaragua, for the purchase of 625,000 cigars. The purchase price for the cigars was $616,000, all of which has been paid. The Company owns a 50% equity interest in Tabanica. However, the Company does not control its management or board of directors. Tabanica was to manufacture the cigars, and box them for the Company in Nicaragua and deliver the cigars, F.O.B Miami, Florida. The Company has recently been informed that Tabanica has filed for bankruptcy protection in Nicaragua.

        The particular tobacco blend for each of the Company's cigars is formulated from different tobaccos. The Company's premium cigars use longfiller tobacco primarily from Nicaragua. The Company also obtains some tobacco from the Dominican Republic for its blend.

Competition

        Competition affecting the Company's emporiums come from other retail tobacco, cigar stores, liquor stores, convenience stores and mail order. The Company believes that in fiscal 2002, the number of companies operating emporiums in the South Florida market has decreased and that this is a nation wide trend.

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

        Federal law has required health warnings on cigarettes since 1965. In 2001, federal law has required health warnings on cigars. California requires "clear and reasonable" warnings to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation. Although similar legislation has been introduced in other states, no action has been taken. Since 1988, most cigars sold in the United States carry cancer warning labels.

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

Employees

        The Company has eight full time and five part time employees, none of which are parties to a collective bargaining agreement. Five full time employees are engaged in management and administrative activities and the remaining employees are engaged in sales and related activities.

Asset Purchase Agreement

        The Company has been unable to raise the required capital to continue its business in its present form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002 the Company entered into an asset purchase agreement whereby an entity formed by Stephen Schatzman, a director shareholder and chief executive officer, will acquire all of the operating assets of the Company's cigar business in exchange for the assumption of all of the Company's liabilities. The agreement further provides that, at closing certain Investors agree to surrender to the Company, in the aggregate $680,000 Stated Value of the Company's Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the Buyer. In addition, Mr. Schatzman will transfer his right, title and interest in his Series B Preferred Stock to the Investors. In October 2002, the Investors loaned $100,000 to the Company with interest at 8% per annum. It is expected that such debt will he assumed by the Buyer at the closing. The Company expects this transaction to be effective in November 2002. Pursuant to this agreement Stephen Schatzman is to be issued sufficient common shares of the Company to own 5% of the outstanding shares.

        Under applicable Florida law, approval of the asset transfer requires the affirmative vote of a majority of the outstanding stock of the corporation entitled to vote thereon. The transfer was approved in writing by the holders of a majority of the shares of the Company's then outstanding common stock and by all the shareholders of Havana Republic Holding Company in accordance with the provisions of Section 607.0704 of the Florida Business Corporation Act.

ITEM 2.   DESCRIPTION OF PROPERTY.

        The Company maintains its corporate offices at its Ft. Lauderdale emporium which consists of approximately 1,780 square feet and is subject to a lease expiring in 2004, with a five year renewal option. The Company's South Miami emporium occupies approximately 2,100 square feet in the Shops of Sunset and it subject to a lease expiring in 2009. The Company's emporium within the Desert Passage at the Aladdin Resort in Las Vegas, Nevada consists of approximately 1,100 square feet and the lease has a term of 10 years. The Company believes that its facilities are adequate for the Company's needs in the near future.

ITEM 3.   LEGAL PROCEEDINGS.

        The Company was named in a complaint by the Babco Construction Company regarding alleged outstanding obligations concerning the construction of the Las Vegas emporium. Babco Construction Company allege damages of approximately $42,000. The Company denies Babco Construction Company's allegations, has counter-sued and intends to vigorously defend this action or, in the alternative, settle the matter.

        There are no other material legal proceedings that are currently pending or, to the Company's knowledge, contemplated against the Company to which it is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the second quarter of the Company's 2003 fiscal year, by written consent of the holders of the majority of the outstanding voting capital stock of the Company on October 3, 2002, in lieu of a special meeting of the shareholders, the following actions were approved; (a) the sale by the Company of substantially all of the HVAR's assets to a limited liability company, Havana Republic of Florida, Inc. (with the name subsequently changed to Havana Republic Holding Company) formed by Stephen Schatzman, our only current executive officer and director, in exchange for the assumption by Havana Republic Holding Company of the Company's liabilities, such transaction anticipated to be effective in November, 2002; (b) the removal of Alex Gimelstein as a director of the Company and the appointment of S. Michael Rudolph, an independent director; (c) the increase of the authorized number of shares of Common Stock of the Company from 200,000,000 to 500,000,000 to be effective in November, 2002; and (d) permitting a holder of the Series A Convertible Preferred Stock to convert his holdings of Series A Convertible Preferred Stock into greater than 9.9% of the outstanding capital stock of the Company.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     A.  Market Information.

     The Company's Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board. The high and low bid prices for the Common Stock, as reported by the OTC Bulletin Board for each quarter during the last two fiscal years were as follows:

     Quarter Ended                         High                  Low

     September 30, 2000                    $0.0125               $0.0625
     December 31, 2000                     $0.07                 $0.03
     March 31, 2001                        $0.01                 $0.008
     June 30, 2001                         $0.008                $0.0055
     September 30, 2001                    $0.0015               $0.001
     December 31, 2001                     $0.013                $0.0045
     March 31, 2002                        $0.0045               $0.0015
     June 30, 2002                         $0.0025               $0.001
     September 30, 2002                    $0.002                $0.00081

     The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

     B.  Holders

     As of November 13, 2002 there were approximately 142 holders of record of the Common Stock.

     C.  Dividends.

     The Company has not paid any dividends on its capital stock since its inception and the Board of Directors of the Company does not contemplate doing so in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto. This report contains certain forward looking information which involves risks and uncertainties. The actual could differ from the results anticipated herein.

          YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

Net Sales, Cost of Sales, Gross Profit

     Net Sales. Net sales decreased from $1,273,594 for the year ended June 30, 2001 to $993,641 for the year ended June 30, 2002, a decrease of $279,953, primarily due to decrease in revenue as a consequence of lower retail sales following the reduction in tourism and the resulting retail sales to tourists following September 11, 2001 and the economic downturn.

     Costs of Sales. Cost of sales decreased from $670,224 for the year ended June 30, 2001 to $474,689 for the year ended June 30, 2002, a decrease of $195,535, primarily due to the decrease in revenues offset marginally by the adjusted gross profit attributable to the Las Vegas emporium.

     Gross Profit. Gross profit decreased from $603,370 for the year ended June 30, 2001 to $518,952 for the year ended June 30, 2002, a decrease of $84,418, primarily due to decrease in revenue as a consequence of lower retail sales following the reduction in tourism and the resulting retail sales to tourists following September 11, 2001 and the economic downturn and offset marginally by the adjusted gross profit attributable to the Las Vegas emporium.

Operating Expenses

     Store Expenses. Store expenses decreased from $689,533 for the year ended June 30, 2001 to $503,324 for the year ended June 30, 2002, a decrease of $186,209 primarily as a consequence of the general reduction of store operating expenses in relation to declining revenues.

     General and Administrative Expenses. General and administrative expenses decreased from $923,643 for the year ended June 30, 2001 to $413,566 for the year ended June 30, 2002, a decrease of $510,077. This decrease is primarily a consequence of lower general and administrative expenses resulting from no new store openings.

     Depreciation and Amortization. Depreciation and amortization decreased from $148,584 for the year ended June 30, 2001 to $129,694 for the year ended June 30, 2002, a decrease of $18,890.

     Professional Fees. Professional fees decreased from $165,276 for the year ended June 30, 2001 to $39,921 for the year ended June 30, 2002, a decrease of $125,355, primarily due to decrease in Company requirements for professional assistance as a consequence of no new store openings or general Company transactions outside the ordinary course of business.

     Total Operating Expenses. Total Operating Expenses decreased from $1,927,036 for the year ended June 30, 2001 to $1,086,505 for the year ended June 30, 2002, a decrease of $840,531. This decrease is due to the general reduction of store operating expenses in relation to declining revenues, general and administrative expenses resulting from no new store openings and a decrease in professional fees as a consequence of no new store openings or general Company transactions outside the ordinary course of business.

Loss from Operations and Net Loss

     Loss from Operations. Loss from operations decreased from a loss of $1,323,666 for the year ended June 30, 2001 to a loss of $567,553 for the year ended June 30, 2002, a decrease of $756,113, primarily due to the closing of the Company store in Weston, Broward County, Florida and write offs from the previous fiscal year.

     Net Loss Applicable to Common Stock. Net Loss Applicable to Common Stock decreased from a loss of $1,848,937 for the year ended June 30, 2001 to a loss of $542,403 for the year ended June 30, 2002, a decrease of $1,306,534, primarily due to reduction of operating expenses, general and administrative expenses, professional fees and write offs from the previous fiscal year.

          YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

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

Liquidity and Capital Resources.

Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of common stock, Preferred Stock and Convertible Debentures. These funds have been used for working capital, capital expenditures, information systems development and other corporate purposes. The Company does not anticipate that it will be able to sustain operations from its current or projected cash flow and has entered into an agreement to divest itself of all of its operations and substantially all of its assets.

Current Assets

     Cash. As of June 30, 2002, the Company had $39,626 in cash as compared to $69,695 as of June 30, 2001, a decrease of $30,069. The decrease in cash was primarily due to the reduction in revenue.

     Inventory. As of June 30, 2002, the Company had $370,636 in inventory as compared to $644,803 as of June 30, 2001, a decrease of $274,167, primarily due to the closing of the Company store in Weston, Broward County, Florida and a decrease in the inventory that the Company was able to maintain

     Prepaid expenses and other current assets. As of June 30, 2002, the Company had $11,300 in prepaid expenses and other current assets as compared to $30,000 as of June 30, 2001, a decrease of $18,700.

     Property and Equipment. As of June 30, 2002, the Company had $780,363 in property and equipment as compared to $917,870 as of June 30, 2001, a decrease of $137,507.

     Total Assets. As of June 30, 2002, the Company had approximately $1,202,645 in total current assets as compared to $1,663,571 in total assets as of June 30, 2001, a decrease of $460,926, primarily due to the reduction in cash, inventory, and the property and equipment.

Liabilities

     Current liabilities. As of June 30, 2002, the Company had $583,724 in current liabilities as compared to $547,247 as of June 30, 2001, an increase of $36,477.

     The reports of independent auditors on financial statements at and for the year ended June 30, 2002, contain an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. Note 9 to the consolidated financial statements describes the conditions which raise this doubt. The Company has had losses of $6,663,558 since inception. During the year ended June 30, 2002, the Company has experienced a reduction in same store sales and a reduction in working capital. The Company is planning to dispose of its cigar business and expects to seek new business opportunities. There can be no assurance that the Company will be able to develop or find new opportunities and to obtain funding, if necessary.

These factors indicate the Company may not be able to continue as a going concern.

Critical Accounting Policies

     Our discussion and analysis of our financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventories, revenues, deferred income taxes and long-lived assets. We based our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Inventory Valuation

     Inventories are valued at a lower of cost or market. We routinely evaluate the composition of our inventory and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if reserves are required.

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B (collectively "SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101, the Company recognizes revenue from product sales when the customer purchases the product at the retail location or when the product is shipped.

Taxes

     The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. While the Company considers historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company determines that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period and that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company has recorded valuation allowances against its entire deferred tax assets of $1,500,000 at June 30, 2002. The valuation allowances relate primarily to the net operating loss carry forward deferred tax asset where the tax benefit of such asset is not assured.

Impairment of Long-lived Assets

     The Company assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors considered important which could trigger impairment review include the following:

        .   significant negative industry trends
        .   significant underutilization of the assets
        .   significant changes in how the Company uses its assets or plans for their use

If the Company determines that the future undiscounted cash flows related to these assets will not be significant to recover their carrying value, then the Company will reduce the carrying value of these assets down to the Company's estimate of their fair market value and will continue depreciating or amortizing them over their remaining useful lives. Accordingly, the Notes to the consolidated Financial Statements disclose the proposed sale of the Company's cigar business.

The Company does not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of June 30, 2002, the directors and executive officers of the Company were as follows:

                Name               Age                    Position

      Stephen Schatzman             50       President, Secretary and Chairman
                                             of the Board

      Alex Gimelstein               50       Director*

*On October 3, 2002, Alex Gimelstein was removed as a Director of the Company and S. Michael Rudolph, an independent director was appointed.

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

      Directors of the Company hold their offices until the next annual meeting of the Company's shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. The officers of the Company are appointed by the Board of Directors to serve until their removal, the effective date of their resignation or their successors are appointed and qualified.

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, executives officers and holders of more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons or that such Form 5's would be filed, the Company believes that, during fiscal 2002, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION.

     A.   Summary Compensation Table

     The following compensation table sets forth, for the fiscal years ending June 30, 2000, 2001, and 2002, the cash and certain other compensation paid by the Company to the Company's President. No other current executive officer had received an annual salary and bonus in excess of $100,000 during either of such fiscal years:

                                                 Annual             Long-Term
                                              Compensation         Compensation
  Name and Principal Position       Year       Salary ($)*     Securities Underlying
                                                                     Options

  Stephen Schatzman                 2000         $150,000 *           ------
  President                         2001         $165,000*       1,750,000 shares(1)
                                    2002         $181,500*            ------

* Mr. Schatzman did not withdraw all of his salary and, in the alternative, permitted the outstanding salary to accrue.

(1) Mr. Schatzman has the option to purchase up to 1,750,000 shares of the Company's restricted common stock at the then market price of $0.06 per share. As of this date, no options have been exercised.

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreements with the President of the Company. The terms of the employment agreement, which expires on December 31, 2003, provide for initial annual base salary of $150,000 plus annual increases of 10% of the previous year's compensation with additional increases, bonuses and compensation to be decided by the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding HVAR's Common Stock and HVAR's voting securities beneficially owned on October 1, 2002, by (i) each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) each of the Company's Directors and (iii) all executive officers and Directors as a group:

                                                 SHARES OF            PERCENTAGE
NAME                                          COMMON STOCK(1)          OWNED(1)
----                                          --------------           --------


Stephen Schatzman                             2,353,000(2)(3)            2.7%
 2101 N.E. 212th Street
 Miami, Florida 33179


Alex Gimelstein                               2,243,000(2)(4)            2.6%
 21160 N.E. 22nd Court
 Miami, Florida 33179

All Directors and Executive Officers
as a Group (2 persons)                        4,596,000                  5.3%


  (1) Includes 86,941,113 shares of Common Stock.

  (2) Does not include 200,000 shares of the Company's Series B Preferred Stock each owned by Messrs. Schatzman and Gimelstein. Each share of Series B Preferred Stock is entitled to 400 votes per share. As a result of this issuance, Messrs. Schatzman and Gimelstein have the right to vote what is equivalent to an additional 80,000,000 shares of common stock.

  (3) Includes 200,000 shares of Common Stock held by Mr. Schatzman as custodian for his minor children, as to which shares he disclaims any beneficial interest; includes options to purchase 135,000 shares. Does not include the options to purchase 1,750,000 shares of Common Stock.

  (4) Includes 100,000 shares of Common Stock held by Mr. Gimelstein's adult son and 150,000 shares of Common Stock held by Mr. Gimelstein as custodian for his three minor children, as to all of which shares Mr. Gimelstein disclaims any beneficial interest; includes options to purchase 135,000 shares. Mr. Gimelstein was removed by written consent of the majority of the holders of the voting capital stock as a Director of the Company s\on October 3, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has been unable to raise the required capital to continue its business in its present form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002 the Company entered into an asset purchase agreement whereby an entity formed by Stephen Schatzman, a director shareholder and chief executive officer, will acquire all of the operating assets of the Company's cigar business in exchange for the assumption of all of the Company's liabilities. The agreement further provides that, at closing certain Investors agree to surrender to the Company, in the aggregate $680,000 Stated Value of the Company's Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the Buyer. In addition, Mr. Schatzman will transfer his right, title and interest in his Series B Preferred Stock to the Investors. In October 2002, the Investors loaned $100,000 to the Company with interest at 8% per annum. It is expected that such debt will he assumed by the Buyer at the closing. Effective October 2, 2002, a preferred shareholder converted his preferred shares into 100,000,000 shares of common stock. The Company expects this transaction to be effective in November 2002. Pursuant to this agreement Stephen Schatzman is to be issued sufficient common shares of the Company to own 5% of the outstanding shares.

     Under applicable Florida law, approval of the asset transfer requires the affirmative vote of a majority of the outstanding stock of the corporation entitled to vote thereon. The transfer was approved in writing by the holders of a majority of the shares of the Company's then outstanding common stock and by all the shareholders of Havana Republic Holding Company in accordance with the provisions of Section 607.0704 of the Florida Business Corporation Act.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


  2.1   Plan of Merger dated November 6, 1997(1)
  2.2   Articles of Merger(1)
  3.1   Amended and Restated Articles of Incorporation(1)
  3.2   ByLaws(1)
  4.1   Certificate of Designation/Class A Convertible Preferred Stock(1)
  10.1  Employment Agreement with Stephen Schatzman(1)
  10.2  Employment Agreement with Alex Gimelstein(1)
  10.4  Lease/Fort Lauderdale(1)
  10.5  Amended and Restated Contract for Sale of Tobacco and Cigars(1)
  10.8  Form of Indemnification Agreement with directors(1)
  10.9 Lease by and between Bakery Associates, Ltd., a Florida limited partnership and Havana Republic Sunsetplace, Inc. December 8, 1997(1)
  23    Consent of Independent Auditors (2)
  99.1  Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
        Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Incorporated herein by reference to Form SB2 under the Securities Act of 1933 filed with the Commission under file number 33340799.

(2) Filed herein.


(b)   Reports on Form 8-K

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE HAVANA REPUBLIC, INC.
                                   (Registrant)

                                              By: /S/ STEPHEN SCHATZMAN
                                                  ------------------------------
                                                  Stephen Schatzman, President
                                                  Date: November 14, 2002

________________________________________________________________________________

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

       Signatures                       Title                         Date


/S/ Stephen Schatzman      President and Director (Principal
STEPHEN SCHATZMAN          Executive, Financial and
                           Accounting Officer)
                                                               November 14, 2002

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        For the Year Ended June 30, 2002

                                    CONTENTS

                                                                       Page
Reports of Independent Certified Public Accountants ...............       F-2

Financial Statements:

  Consolidated Balance Sheet ......................................       F-3

  Consolidated Statements of Operations ...........................       F-4

  Consolidated Statements of Changes in Shareholders' Equity ......       F-5

  Consolidated Statements of Cash Flows ...........................       F-6

  Notes to Consolidated Financial Statements ......................  F-7-F-16

To the Board of Directors
The Havana Republic, Inc. and Subsidiaries
Fort Lauderdale, Florida

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of The Havana Republic, Inc. (a Colorado corporation) and Subsidiaries as of June 30, 2002 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Havana Republic, Inc. and Subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 10 to the consolidated financial statements, subsequent to year end, the Company has decided to dispose of its operations.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
October 10, 2002

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002


                                     ASSETS
CURRENT ASSETS:
  Cash                                                                                             $    39,626
  Inventory                                                                                            370,636
  Prepaid Expenses and Other Current Assets                                                             11,300
                                                                                                   -----------
     Total Current Assets                                                                              421,562
                                                                                                   -----------

PROPERTY AND EQUIPMENT, at Cost (Net of Accumulated Depreciation and
  Amortization of $357,633)                                                                            780,363
                                                                                                   -----------

OTHER ASSETS:
  Other                                                                                                    720
  Deferred Income Tax Asset, Net of Valuation Allowance of $1,500,000                                        -
                                                                                                   -----------
     Total Other Assets                                                                                    720
                                                                                                   -----------

     Total Assets                                                                                  $ 1,202,645
                                                                                                   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                                                            $   583,724
                                                                                                   -----------

     Total Current Liabilities                                                                         583,724
                                                                                                   -----------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, No Par Value, Authorized 5,000,000 Shares;
    Convertible Preferred Stock-Series A, Authorized 2,500 Shares: 135 shares issued
       and outstanding (Aggregate Liquidation Preference of $182,250)                                  187,184
    Preferred Stock-Series B, Authorized 500,000 Shares: 200,000 shares issued and outstanding
       (Aggregate Liquidation Preference of $100,000)                                                   40,000
    Convertible Preferred Stock-Series C, Authorized 100 Shares: 89.38 shares issued
       and outstanding (Aggregate Liquidation Preference $890,000)                                     894,048
    Convertible Preferred Stock-Series D, Authorized 50 Shares:  50 shares issued
       and outstanding (Aggregate Liquidation Preference $500,000)                                     500,000
  Common Stock, No Par Value, Authorized 500,000,000 Shares;
       issued and outstanding 85,569,913 shares and Additional Paid-in Capital                       5,661,247
  Accumulated Deficit                                                                               (6,663,558)
                                                                                                   -----------

     Total Shareholders' Equity                                                                        618,921
                                                                                                   -----------
     Total Liabilities and Shareholders' Equity                                                    $ 1,202,645
                                                                                                   ===========

                       See notes to financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          For the Year Ended
                                                             ---------------------------------------------
                                                                 June 30, 2002            June 30, 2001
                                                             --------------------      -------------------
NET SALES                                                          $    993,641            $   1,273,594

COST OF SALES                                                           474,689                  670,224
                                                                   ------------            -------------

GROSS PROFIT                                                            518,952                  603,370
                                                                   ------------            -------------

OPERATING EXPENSES:
  Store Expenses                                                        503,324                  689,533
  General and Administrative                                            413,566                  923,643
  Depreciation and Amortization                                         129,694                  148,584
  Professional Fees                                                      39,921                  165,276
                                                                   ------------            -------------

     Total Operating Expenses                                         1,086,505                1,927,036
                                                                   ------------            -------------

LOSS FROM OPERATIONS                                                   (567,553)              (1,323,666)
                                                                   ------------            -------------

OTHER INCOME (EXPENSE):
  Interest Income                                                           288                   27,885
  Other Income                                                           24,862                        -
  Loss on Investment and Deposits on Inventory Purchases                      -                 (528,600)
  Loss on Disposition of Leased Facilities                                    -                  (24,556)
                                                                   ------------            -------------

                                                                         25,150                 (525,271)
                                                                   ------------            -------------

NET LOSS APPLICABLE TO COMMON STOCK                                $   (542,403)           $  (1,848,937)
                                                                   ============            ============



NET LOSS PER COMMON SHARE - BASIC AND DILUTED                      $      (0.01)           $       (0.04)
                                                                   ============            =============

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING-
BASIC AND DILUTED                                                    66,580,754               41,500,176
                                                                   ============            =============

                       See notes to financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Year Ended June 30, 2002 and 2001

                                                    Preferred Stock A    Preferred Stock B   Preferred Stock C  Preferred Stock D
                                                   -------------------  ------------------  ------------------  -----------------
                                                   Shares    Amount      Shares    Amount   Shares     Amount   Shares    Amount
                                                   ------  ----------   --------  --------  -------  ---------  -------  ---------
BALANCE - July 1, 2000                               349   $ 483,906     200,000  $ 40,000       90  $ 900,000       50  $ 500,000

Issuance of common stock for services                  -           -           -         -        -          -        -          -

Conversion of preferred stock A to common stock     (140)   (194,117)          -         -        -          -        -          -

Conversion of preferred stock C to common stock        -           -           -         -     (0.3)    (3,398)       -          -

Write off uncollectible subscriptions receivable       -           -           -         -        -          -        -          -

Net loss for the year ended June 30, 2001             -           -            -         -        -          -        -          -
                                                   ------  ----------   --------  --------  -------  ---------  -------  ---------

BALANCE - June 30, 2001                              209     289,789     200,000    40,000     89.7    896,602       50    500,000

Issuance of common stock for services                  -           -           -         -        -          -        -          -

Conversion of preferred stock A to common stock      (74)   (102,605)          -         -        -          -        -          -

Conversion of preferred stock C to common stock        -           -           -         -    (0.32)    (2,554)       -          -

Net loss for the year ended June 30, 2002              -           -           -         -        -          -        -          -
                                                   ------  ----------   --------  --------  -------  ---------  -------  ---------

BALANCE - June 30, 2002                              135   $ 187,184     200,000  $ 40,000    89.38  $ 894,048       50  $ 500,000
                                                   =====   =========    ========  ========  =======  =========  =======  =========

                                                              Common Stock
                                                                  and
                                                          Additional Paid-in
                                                                Capital
                                                      ---------------------------  Accumulated    Subscriptions
                                                          Shares        Amount        Deficit       Receivable        Total
                                                      ------------    -----------  -----------   --------------    -----------
BALANCE - July 1, 2000                                  34,901,073    $ 4,968,173  $(4,272,218)  $     (136,875)   $ 2,482,986

Issuance of common stock for services                    6,950,000        345,400            -                -        345,400

Conversion of preferred stock A to common stock          6,821,208        194,117            -                -              -

Conversion of preferred stock C to common stock            398,500          3,398            -                -              -

Write off uncollectible subscriptions receivable                 -              -            -          136,875        136,875
                                                                                                                             -
Net loss for the year ended June 30, 2001                        -              -   (1,848,937)               -     (1,848,937)
                                                      ------------    -----------  -----------   --------------    -----------

BALANCE - June 30, 2001                                 49,070,781      5,511,088   (6,121,155)               -      1,116,324

Issuance of common stock for services                    7,500,000         45,000            -                -         45,000

Conversion of preferred stock A to common stock         27,819,132        102,605            -                -              -

Conversion of preferred stock C to common stock          1,180,000          2,554            -                -              -

Net loss for the year ended June 30, 2002                        -              -     (542,403)               -       (542,403)
                                                      ------------    -----------  -----------   --------------    -----------

BALANCE - June 30, 2002                                 85,569,913    $ 5,661,247  $(6,663,558)  $            -    $   618,921
                                                      ============    ===========  ===========   ==============    ===========

                         See notes financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Year Ended
                                                                   ---------------------------------------
                                                                     June 30, 2002        June 30, 2001
                                                                   ------------------  -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                           $ (542,403)       $ (1,848,937)
     Adjustments to Reconcile Net Loss to Net Cash Used in
         Operating Activities:

         Depreciation and Amortization                                     129,694             148,584
         Common Stock Issued in Exchange for Services                       45,000             345,400
         Loss on Disposal of Fixed Assets                                    8,294                   -
         Write Off of Uncollectible Stock Subscriptions                          -             136,875
         Loss on Investment and Deposits on Inventory Purchases                  -             528,600
         Loss on Disposition of Leased Facilities                                -              24,556

         (Increase) Decrease in:
             Accounts Receivable                                                 -              15,680
             Inventory                                                     274,167              (9,594)
             Prepaid Expenses                                               18,700             (30,000)
             Deposits on Inventory Purchases                                     -              19,075
             Other                                                               -               4,583

         Increase (Decrease) in:
             Accounts Payable and Accrued Expenses                          36,479             111,807
                                                                        ----------        ------------

                 Net Cash Used in Operating Activities                     (30,069)           (553,371)
                                                                        ----------        ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of Property and Equipment                                      -            (371,951)
                                                                        ----------        ------------

                Cash Used in Investing Activities                                -            (371,951)
                                                                        ----------        ------------

 Net Decrease in Cash                                                      (30,069)           (925,322)

 Cash - Beginning of Year                                                   69,695             995,017
                                                                        ----------        ------------

 Cash - End of Year                                                     $   39,626        $     69,695
                                                                        ==========        ============


 NONCASH INVESTING AND FINANCING ACTIVITIES:

   Conversion of Preferred Stock to Common Stock                        $  105,159        $    197,515
                                                                        ==========        ============

   Cancellation of Subscriptions Receivable                             $        -        $    136,875
                                                                        ==========        ============

                       See notes to financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        For the Year Ended June 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. At the start of the fiscal year, the Company operated three stores in Florida and one in Las Vegas, Nevada. In August, 2001, the Company closed one of its Florida stores. In addition, the Company has developed its own brand name cigar for sale to the wholesale and retail markets.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for over the estimated useful lives of the respective assets using the straight-line method for financial reporting purposes and the accelerated method for income tax purposes. Amortization of the leasehold improvements is provided for on the straight line method over the term of the lease. Maintenance, repairs, and minor renewals are charged to expense as incurred while expenditures that materially increase values, change capacities, or extend useful lives are capitalized.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2002

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

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2002

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2002 consists of the following:

                                                                  Depreciation/
                                                                  Amortization
                                                                     Period
                                                                 --------------
         Computers and software                 $     3,995        5 years
         Furniture and fixtures                     156,943        5-7 years
         Office equipment                            73,407        5-7 years
         Leasehold improvements                     903,651      Term of Lease
                                                -----------
                                                  1,137,996
  Accumulated depreciation and amortization        (357,633)
                                                -----------
                                                $   780,363
                                                ===========

Depreciation and amortization expense amounted to $129,293 and $146,253 for the years ended June 30, 2002 and 2001, respectively.

NOTE 3 - INVENTORY

Inventory at June 30, 2002 consists of the following:

  Cigars                                                         $    140,919
  Accessories                                                         229,717
                                                                 ------------
                                                                 $    370,636
                                                                 ============

NOTE 4 - INCOME TAXES

As of June 30, 2002, the Company had deferred tax assets of approximately $1,500,000 resulting from net operating loss carryforwards of approximately $4,500,000 for tax purposes which are available to offset future taxable income, if any, through 2022. As utilization of the net operating loss carryforwards is not assured, the deferred income tax asset has been fully reserved through the recording of a 100% valuation allowance.

As of June 30, 2002, the components of the net deferred tax asset are as follows:

  Deferred Tax Assets:
     Net operating loss carryforward                             $  1,500,000
     Valuation allowance                                           (1,500,000)
                                                                 ------------
     Net deferred tax                                            $          -
                                                                 ============

The reconciliation of the effective income tax rate to the federal statutory rates are as follows:

                                                           June 30, 2002     June 30, 2001
       Federal income tax rate                                     (34.0)%           (34.0)%
       Valuation allowance on net operating carryforwards           34.0%             34.0%
                                                           -------------     -------------
       Effective income tax rate                                       0%                0%
                                                           =============     =============

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2002

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has non-cancelable operating leases for store facilities expiring through 2002 to 2009. The lease agreements require the Company to pay real estate taxes, maintenance and other operating expenses associated with the space leased. The store leases also provide for additional contingent rentals based upon a percentage of sales in excess of certain minimum amounts, as well as increases in the consumer price index. On some of the leases the Company as negotiated rent reduction and rent is based on a percentage of sales in these stores. Total rent expense for the year ended June 30, 2002 and 2001 amounted to $238,625 and $281,198 respectively.

Approximate future minimum rental commitments as of June 30, 2002 are as follows:

         2003                                                    $    265,960
         2004                                                         201,640
         2005                                                         201,640
         2006                                                         206,980
         2007                                                         223,972
         Thereafter                                                   536,944
                                                                 ------------
                                                                 $  1,637,136
                                                                 ============

Employment Agreement

The Company has an employment agreement with an officer of the Company. The terms of the employment agreement, which expires on December 31, 2003, provide for initial annual base salary of $150,000 plus annual increases of 10% of the previous year's compensation with additional increases, bonuses and compensation to be decided by the Board of Directors. Included in accounts payable and accrued expenses at June 30, 2002 is approximately $133,000 due to the officer under this agreement.

Risk and Uncertainty

Although the Company carries general liability insurance, it has no health hazard policy. There can be no assurance that the Company will not be subject to liability which is not covered by its general liability insurance, and such liability could have a material adverse effect upon its business.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2002

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

     Certain holders of the Series A Convertible Preferred Stock were issued (i) an option to purchase an aggregate of 200,000 shares of common stock for two years which has expired at an exercise price of $1.92 per common share and (ii) an option to purchase an aggregate of 200,000 shares of common stock for two years, which has expired, at an exercise price of $2.88 per common share. As of June 30, 2001, these options are still outstanding. For the years ended June 30, 2001 and 2002 Series A Convertible Preferred Shareholders converted 140 preferred shares into 6,821,208 shares of common stock and 74 preferred shares into 27,819,132 shares of common stock. As of June 30, 2002, the remaining 135 shares of Series A Convertible Preferred Stock may be converted, at the holder's option, into shares of common stock.

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

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2002

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

     For the years ended June 30, 2001 and June 30, 2002, Series C Convertible Preferred Shareholders converted a fraction (.34%) of a preferred share into 398,500 shares of common stock and a fraction (.32%) of a preferred share into 1,180,000 shares of common stock.

     Subsequent to year end, in August 2002, a fraction of a share (.08%) of Series C Convertible Preferred Stock were converted into 515,541 shares of common stock.

(d) The holders of the Series D Convertible Preferred Stock are entitled to receive, out of funds legally available for such purpose, cash dividends at the rate of $800 per share per annum. Such dividends shall be cumulative and shall accrue, whether or not earned or declared, from and after the date of issue of the shares. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Series D Convertible Preferred Stock are entitled to receive an amount equal to $10,000 per share or an aggregate of $500,000.

     Each share of Series D Convertible Preferred Stock is convertible, at the option of its holder, at any time, into a number of shares of common stock of the Company. The initial Conversion Rate shall be a number of shares of Common Stock equal to $10,000, divided by Seventy Percent (70%) of the average Bid Price of the Common Stock for the five trading days immediately prior to the Conversion Date.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2002

NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

     The Company has previously issued 4,000,000 warrants at prices ranging from $.10 per share to $.16 per share. These warrants expired on June 21, 2002.

Common Stock

In October 2002, the Company increased its authorized shares to 500,000,000 shares of common stock, no par value.

On January 6, 2000, an officer and an officer at that time were granted options to acquire 3,500,000 shares of the Company's common stock at an exercise price of $.06 per share. The options are exercisable commencing January 6, 2000 for a period of five years.

In August 2001, the Company entered into an agreement for consulting services. The consultant was issued 7,500,000 shares of common stock with a fair value of $75,000 for services to be provided over a one-year period.

Subsequent to year end, in August 2002, the Company issued approximately 1,000,000 shares of common stock as a payment on a liability of $700.

A summary of the status of the Company's stock options as of June 30, 2002 and 2001, and changes during the years then ended is presented below:

         June 30                                  2002                         2001
------------------------------------------------------------------------------------------------
                                                        Weighted-                      Weighted-
                                          Number         Average        Number          Average
                                            Of           Exercise         of           Exercise
                                          Shares          Price         Shares          Price
------------------------------------------------------------------------------------------------
Outstanding at beginning of year         3,500,000        $.06        3,500,000          $.06
Granted                                          -           -                -             -
Canceled                                         -           -                -             -
------------------------------------------------------------------------------------------------

Outstanding at end of year               3,500,000        $.06        3,500,000          $.06
================================================================================================

Options exercisable at year-end          3,500,000        $.06        3,500,000          $.06
================================================================================================

Weighted-average fair value of
options granted during the year         $        -                   $        -
===============================================================================

The following table summarizes information about fixed stock options outstanding at June 30, 2002:

                                     Options Outstanding                     Options Exercisable
-----------------------------------------------------------------------------------------------------
                                          Weighted-
                                           Average       Weighted-                          Weighted-
                                          Remaining       Average                            Average
       Range of           Number         Contractual     Exercise         Number            Exercise
   Exercise Prices      Outstanding          Life          Price        Exercisable           Price
-----------------------------------------------------------------------------------------------------
         $.06            3,500,000         3 years          $.06         3,500,000             $.06
=====================================================================================================

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2002

NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Had compensation expense for the Company's stock option plans been determined based on the fair value of the underlying common stock at the grant dates, consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net loss applicable to common shareholders and the loss per common share would have been unchanged.

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

In addition to the above consulting agreement, the Company entered into an agreement for consulting services in August 2001. Under the terms of this agreement, the consultant was issued 7,500,000 shares of common stock for services to be provided for a period of one year.

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

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2002

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

See Note 10.

NOTE 8 - RELATED PARTY

The Company purchases inventory from a related party. During the year ended June 30, 2002, and June 30, 2001 purchases from this related party aggregated approximately $26,000 and $75,000, respectively.

NOTE 9 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company has had losses of $6,663,558 since inception. During the year ended June 30, 2002, the Company has experienced a reduction in same store sales and a reduction in working capital. The Company is planning to dispose of its cigar business (See Note 10) and expects to seek new business opportunities. There can be no assurance that the Company will be able to develop or find new opportunities and to obtain funding if necessary. These factors indicate the Company may not be able to continue as a going concern.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        For the Year Ended June 30, 2002

NOTE 10 - SUBSEQUENT EVENTS

The Company has been unable to raise the required capital to continue its business in its present form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002 the Company entered into an asset purchase agreement whereby an entity (the Buyer) formed by Stephen Schatzman, a director shareholder and chief executive officer, will acquire all of the operating assets of the Company's cigar business in exchange for the assumption of all of the Company's liabilities. The agreement further provides that, at closing certain Investors agree to surrender to the Company, in the aggregate $680,000 Stated Value of the Company's Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the Buyer. In addition, Mr. Schatzman will transfer his right, title and interest in his Series B Preferred Stock to the Investors. The liquidation preference of these shares is $50,000 and has a carrying value of $20,000. In October 2002, the Investors loaned $100,000 to the Company with interest at 8% per annum. It is expected that such debt will he assumed by the Buyer at the closing. The Company expects to close on this transaction in November 2002. Pursuant to this agreement Stephen Schatzman is to be issued sufficient common shares of the Company to own 5% of the outstanding shares.

On October 2, 2002, a preferred shareholder converted his preferred shares into 100,000,000 shares of common stock.

The Company has recently been informed that Tabanica, the entity in which the Company has a 50% interest (See Note 7) has filed for bankruptcy protection in Nicaragua.

                                 Exhibit Index

Exhibit Number         Description


23    Consent of Independent Auditors
99.1  Certification Pursuant to U.S.C Section 1350, as Adopted Pursuant to
      Section 302 and 906 of the Sarbanes-Oxley Act of 2002.