Form 10QSB
period 2002-09-30
HAVANA REPUBLIC INC/FL
filed 2002-12-13
CIK 1049660

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002

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

                           Common Stock, no par value.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of December 13, 2002, was 186,941,113.

     Transitional Small Business Disclosure Format:

     Yes _____ No    X
                   -----

                            THE HAVANA REPUBLIC, INC.
                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
Consolidated condensed balance sheets at June 30, 2002 and September 30, 2002

Consolidated condensed statements of operations for the Three Months ended September 30, 2001 and 2002

Consolidated condensed statements of cash flows for the Three Months ended September 30, 2001 and 2002

Notes to consolidated condensed financial statements September 30, 2002

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II  OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

-----------

                            THE HAVANA REPUBLIC, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2002

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended June 30, 2002.

NOTE B - SUBSEQUENT EVENTS

The Company was unable to raise the required capital to continue its business in present form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002 the Company entered into an asset purchase agreement whereby an entity (the Buyer) formed by Stephen Schatzman, a director shareholder and chief executive officer, would acquire all of the operating assets of the Company's cigar business in exchange for the assumption of all of the Company's liabilities. The agreement further provided that, at closing certain Investors agree to surrender to the Company, in the aggregate $680,000 Stated Value of the Company's Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the Buyer. In addition, the agreement provided that Mr. Schatzman would transfer his right, title and interest in his Series B Preferred Stock to the Investors. The liquidation preference of these shares is $50,000 and has a carrying value of $20,000.

On October 2, 2002, a preferred shareholder converted his preferred shares into 100,000,000 shares of common stock.

Forward-Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements regarding The Havana Republic, Inc. (the "Company" or "HVAR"), that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

Asset Purchase Agreement

     The Company was unable to raise the required capital to continue its business in present form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002 the Company entered into an asset purchase agreement whereby an entity (the Buyer) formed by Stephen Schatzman, a director shareholder and chief executive officer, would acquire all of the operating assets of the Company's cigar business in exchange for the assumption of all of the Company's liabilities. The agreement further provided that, at closing certain Investors agree to surrender to the Company, in the aggregate $680,000 Stated Value of the Company's Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the Buyer. In addition, the agreement provided that Mr. Schatzman would transfer his right, title and interest in his Series B Preferred Stock to the Investors. The liquidation preference of these shares is $50,000 and has a carrying value of $20,000.

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

                            THE HAVANA REPUBLIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                          September 30,        June 30,
                                                                                              2002              2002
                                                                                          -------------     --------------
                                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:

  Cash                                                                                    $     100,028     $       39,626
  Inventory                                                                                     357,406            370,636
  Prepaid expenses and other current assets                                                      11,221             11,300
                                                                                          -------------     --------------

    TOTAL CURRENT ASSETS                                                                        468,655            421,562

PROPERTY AND EQUIPMENT, at cost (Net of accumulated depreciation and
  amortization of $388,000 and $316,000, respectively)                                          749,364            780,363

OTHER ASSETS                                                                                        720                720
                                                                                          -------------     --------------

    TOTAL ASSETS                                                                          $   1,218,739     $    1,202,645
                                                                                          =============     ==============

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
  Short-term note payable                                                                 $     100,000     $            -
  Accounts payable and accrued expenses                                                         662,032            583,724
                                                                                          -------------     --------------

    TOTAL CURRENT LIABILITIES                                                                   762,032            583,724
                                                                                          -------------     --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized 5,000,000 shares
    Convertible preferred stock-Series A, authorized 2,500 shares: 135 shares issued
      and outstanding (aggregate liquidation preference of $182, 250)                           187,184            187,184

    Preferred stock-Series B, Authorized 500,000 shares:  200,000 shares issued
      and outstanding (aggregate liquidation preference of $100,000)                             40,000             40,000

    Convertible preferred stock-Series C, authorized 100 shares:  89.38 shares issued
      and outstanding (aggregate liquidation preference $890,000)                               894,048            894,048

    Convertible preferred stock-Series D, authorized 50 shares:  50 shares issued
      and outstanding (aggregate liquidation preference $500,000)                               500,000            500,000

    Common stock, no par value, authorized 500,000,000 shares;
      issued and outstanding 85,569,913 shares and additional paid-in capital                 5,661,247          5,661,247

Accumulated deficit                                                                          (6,825,772)        (6,663,558)
                                                                                          -------------     --------------

  TOTAL SHAREHOLDERS' EQUITY                                                                    456,707            618,921
                                                                                          -------------     --------------

    TOTAL LIABILITIES AND
      SHAREHOLDERS EQUITY                                                                 $   1,218,739     $    1,202,645
                                                                                          =============     ==============

The accompanying financial statements are an integral part of these financial statements.

                              THE HAVANA REPUBLIC, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               AND ACCUMULATED DEFICIT

                                     (Unaudited)

                                                                       For the three months ended,
                                                                              September 30
                                                                     -------------------------------
                                                                          2002            2001
                                                                     --------------   --------------
SALES                                                                $      205,398   $      257,010

COST OF SALES                                                                68,517          100,921
                                                                     --------------   --------------
  GROSS PROFIT                                                              136,881          156,089
                                                                     --------------   --------------

OPERATING EXPENSES
 Store expenses                                                             144,251           87,992
 General and administrative                                                 111,173          160,345
 Depreciation and amortization                                               31,000           33,730
 Professional fees                                                           15,910           12,551
                                                                     --------------   --------------
  TOTAL OPERATING EXPENSES                                                  302,334          294,618

    LOSS FROM OPERATIONS                                                   (165,453)        (138,529)

OTHER INCOME (EXPENSES)                                                       3,239                -
                                                                     --------------   --------------
      NET LOSS                                                             (162,214)        (138,529)

ACCUMULATED DEFICIT - beginning                                          (6,663,558)      (6,121,155)
                                                                     --------------   --------------

ACCUMULATED DEFICIT - ending                                         $   (6,825,772)  $   (6,259,684)
                                                                     ==============   ==============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                        $        (0.01)  $        (0.01)
                                                                     ==============   ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
  BASIC AND DILUTED                                                      63,075,000       53,862,768
                                                                     ==============   ==============

The accompanying notes are an integral part of these financial statements.

                            THE HAVANA REPUBLIC, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    For the three months ended
                                                                                           September 30
                                                                                ----------------------------------

                                                                                     2002               2001
                                                                                ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        $      (162,214)   $      (138,529)

  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                         31,000             33,730
   Common stock issued in exchange for services                                               -             75,000
   (Increase)Decrease in:
     Inventory                                                                           13,230             69,972
     Prepaid expenses                                                                        78            (41,609)

   Increase (Decrease) in:
     Accounts payable and accrued expenses                                               78,308             14,608
                                                                                ---------------    ---------------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (39,598)            13,172
                                                                                ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES                                                          -                  -
                                                                                ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowing from short-term note payable                                                100,000                  -
                                                                                ---------------    ---------------
                                                                                         60,402             13,172

Cash - Beginning of period                                                               39,626             69,695
                                                                                ---------------    ---------------
Cash - End of period                                                            $       100,028    $        82,867
                                                                                ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net Sales, Cost of Sales, Gross Profit

Sales. Sales decreased from $257,010 for the three-month period ended September 30, 2001 to $205,398 for the three-month period ended September 30, 2002, a decrease of $51,612, primarily due to decrease in revenue as a consequence of lower retail sales following the reduction in tourism and the resulting retail sales to tourists following September 11, 2001 and the economic downturn.

Cost of sales. Cost of sales decreased from $100,921 for the three months ended September 30, 2001 to $68,517 for the three months ended September 30, 2002, a decrease of $32,404, primarily due to the decrease in revenues offset marginally by the adjusted gross profit attributable to the Las Vegas emporium.

Gross Profit. Gross profit decreased from $156,089 for the three months ended September 30, 2001 to $136,881 for the three months ended September 30, 2002, a decrease of $19,928, primarily due to decrease in revenue as a consequence of lower retail sales following the reduction in tourism and the resulting retail sales to tourists following September 11, 2001 and the economic downturn and offset marginally by the adjusted gross profit attributable to the Las Vegas emporium.

Operating Expenses

Store Expenses. Store expenses, which include marketing and advertising expenses, rent and salary costs, increased from $87,992 for the three months ended September 30, 2001 to $144,251 for the three months ended September 30, 2002, an increase of $56,259.

General and administrative expenses. General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, decreased from $160,345 for the three months ended September 30, 2001 to $111,173 for the three months ended September 30, 2002, a decrease of $49,172, primarily as a consequence of lower general and administrative expenses resulting from no new store openings.

Net Loss. Net loss increased from a net loss of ($138,529) for the three months ended September 30, 2001 to net loss of ($162,453) for the three months ended September 30, 2002, a loss of $23,924, primarily as a consequence of lower retail sales following the reduction in tourism and the resulting retail sales to tourists following September 11, 2001 and the economic downturn and offset marginally by the adjusted gross profit attributable to the Las Vegas emporium.

Liquidity and Capital Resources. Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the period ending September 30, 2002, the Company was able to secure a short-term note payable; however, no new securities were issued. The Company has financed its operations and other working capital requirements principally from operating cash flow. Subsequently, on November 1, 2002, the Company divested itself of all assets and liabilities.

Current Assets

Cash. Cash increased from $39,626 at June 30, 2002 to $100,028 at September 30, 2002, an increase of $60,402, primarily due to the funding from the short-term note.

Inventories. Inventories decreased from $370,636 at June 30, 2002 to $357,406 at September 30, 2002, a decrease of $13,230, primarily as a result of the decrease in inventory that the Company was able to maintain.

Prepaid expenses and other current assets. Prepaid expenses and other current assets did not significantly change from June 30, 2002.

Property and equipment. Furniture and equipment decreased from $780,363 at June 30, 2002 to $749,364 at September 30, 2002, resulting from depreciation for the three month period of $30,999.

Total assets. Total assets increased from $1,202,645 at June 30, 2002 to $1,218,739 at September 30, 2002, an increase of $16,094.

Liabilities

Current Liabilities. Current liabilities increased from $583,724 at June 30, 2002, to $762,032 at September 30, 2002, an increase of $178,308.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

     On October 2, 2002, a preferred shareholder converted his preferred shares into 100,000,000 shares of common stock.

Item 3. Defaults Upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

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

Item 5. Other Information
     Not applicable

Item 6. Exhibits and Reports on Form 8-K
     A. Exhibits:

        99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

   B. Reports on Form 8-K

     A report on Form 8-K was filed with the Commission on December 13, 2002. On December 9, 2002, the Company engaged Jewett, Schwartz & Associates to act as the Company's independent certified public accountant. Jewett, Schwartz & Associates replaced Goldstein Golub Kessler LLP. There have been no disagreements with Goldstein Golub Kessler LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES


Dated: December 13, 2002                    /s/ Stephen Schatzman
                                            ---------------------------
                                            Stephen Schatzman,
                                            Director

                                 Exhibit Index

Exhibit Number                Description

99.1                          Certification of the Director of the Company