Form 10QSB
period 2002-12-31
HAVANA REPUBLIC INC/FL
filed 2003-02-14
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2002

Commission File Number: 333-40799

THE HAVANA REPUBLIC, INC.

(name of small business issuer as specified in its charter)

Florida	84-1346897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 S.W. First Avenue, Suite 108, Ft. Lauderdale, FL 33301

(Address and Zip Code of Principal Executive Offices)

Issuer’s Telephone Number: (954) 525-6333

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of December 31, 2002, was 186,941,113.

Transitional Small Business Disclosure Format:

Yes  ☐    No  ☒

THE HAVANA REPUBLIC, INC.

THE HAVANA REPUBLIC, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2002	June 30, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$—	$39,626
Inventories	—	370,636
Prepaid and Other Current Assets	—	11,300

TOTAL CURRENT ASSETS	—	421,562

PROPERTY AND EQUIPMENT, at cost (Net of accumulated depreciation and amortization of $ 0 and $316,000, respectively	—	780,363

OTHER ASSETS	—	720

TOTAL ASSETS	$—	$1,202,645

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES
Short-term note payable	$—	$—
Accounts payable and accrued expenses	—	583,724

TOTAL CURRENT LIABILITIES	—	583,724

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred stock, no par value, authorized 5,000,000 shares

Convertible preferred stock—Series A, authorized 2,500 shares: 149 shares issued and outstanding (aggregate liquidation preference of $182,250)	187,184	187,184

Preferred stock—Series B, authorized 500,000 shares: 200,000 shares issued and outstanding (aggregate liquidation preference of $100,000)	40,000	40,000

Convertible preferred stock—Series C, authorized 100 shares: 21.1 shares issued and outstanding (aggregate liquidation preference $210,000)	894,048	894,048

Convertible preferred stock—Series D, authorized 50 shares: 50 shares issued and outstanding (aggregate liquidation preference $500,000)	500,000	500,000

Common stock, authorized 500,000,000 shares: 186,941,113 shares issued and outstanding and additional paid-in capital	5,661,247	5,661,247

Accumulated deficit	7,282,479	(6,663,558)

TOTAL SHAREHOLDERS’ EQUITY	—	618,921

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$—	1,202,645

The accompanying notes are an integral part of these consolidated financial statements.

THE HAVANA REPUBLIC, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND ACCUMULATED DEFICIT

(Unaudited)

	For the six months ended		For the three months ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
SALES	$299,453	$511,230	$94,055	$254,220

COST OF SALES	124,166	226,648	55,649	125,727

GROSS PROFIT	175,287	284,582	38,406	128,493

OPERATING EXPENSES
Store expenses	197,533	191,316	53,282	103,324
General and administrative	169,639	269,347	58,466	109,002
Depreciation and amortization	46,500	66,971	15,500	33,241
Professional fees	26,410	32,112	10,500	19,561

TOTAL OPERATING EXPENSES	440,082	559,746	137,748	265,128

NET LOSS FROM OPERATIONS	(264,795)	(275,164)	(99,342)	(136,635)

OTHER INCOME (EXPENSE)
Loss on disposition of assets and liabilities	(355,342)	—	(355,342)	—
Other income (expense)	1,216	35,775	(2,023)	35,775

NET LOSS	(618,921)	(239,389)	$(456,707)	$(100,860)

ACCUMULATED DEFICIT—beginning	(6,663,558)	(6,121,155)

ACCUMULATED DEFICIT—ending	$(7,282,479)	$(6,360,544)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC AND DILUTED	75,146,000	60,109,271	63,075,000	64,080,813

The accompanying notes are an integral part of these consolidated financial statements.

THE HAVANA REPUBLIC, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(618,921)	$(239,389)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,500	67,509
Common stock issued in exchange for services	—	75,000
Disposition of assets and liabilities	68,155	—
(Increase) Decrease in:
Inventory	34,916	112,924
Prepaid expenses	10,000	(14,383)

Increase (Decrease) in :
Accounts payable and accrued expenses	44,724	19,104

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(414,626)	20,765

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from short-term note payable	375,000	—

	(39,626)	20,765

Cash—Beginning of period	39,626	69,695

Cash—End of period	$—	$90,460

The accompanying notes are an integral part of these financial statements.

THE HAVANA REPUBLIC, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2002

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ending December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and/or Annual Report for the fiscal year ended June 30, 2002.

NOTE B—STOCKHOLDERS’ EQUITY

On October 2, 2002, a preferred shareholder converted his preferred shares into 100,000,000 shares of common stock.

NOTE B—SUBSEQUENT EVENTS

The Company was unable to raise the required capital to continue its business in present form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002 the Company entered into an asset purchase agreement whereby an entity (the Buyer) formed by Stephen Schatzman, a director shareholder and chief executive officer, would acquire all of the operating assets of the Company’s cigar business in exchange for the assumption of all of the Company’s liabilities. The agreement further provided that, at closing, certain Investors agree to surrender to the Company, in the aggregate $680,000 Stated Value of the Company’s Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the Buyer. In addition, the agreement provided that Mr. Schatzman would transfer his right, title and interest in his Series B Preferred Stock to the Investors. The liquidation preference of these shares is $50,000 and has a carrying value of $20,000. The transaction closed on November 15, 2002.

Forward-Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements regarding The Havana Republic, Inc. (the “Company” or “HVAR”), that involve risks and uncertainties. The Company’s actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company’s other filings with the Securities and Exchange Commission.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    OPERATIONS.

General Development of Business.

The Havana Republic, Inc., a Florida corporation (the “Company”) was formed on March 10, 1996. The Company is engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. The Company currently operates three emporiums which are located in the Las Olas River Front in Fort Lauderdale, downtown South Miami Florida and in the Desert Passage at the Aladdin Resort in Las Vegas, Nevada. The Company also sells its cigars and accessories over the Internet.

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

Third Party Suppliers

The Company is presently able to purchase premium cigars directly from all major manufacturers and is not dependent upon any one supplier for cigars.

Company Brand Cigars

In 1997, the Company entered into a contract with Tabanica, a cigar manufacturer in Nicaragua, for the purchase of 625,000 cigars. The purchase price for the cigars was $616,000, all of which has been paid. The Company owns a 50% equity interest in Tabanica. However, the Company does not control its management or board of directors. Tabanica was to manufacture the cigars, and box them for the Company in Nicaragua and deliver the cigars, F.O.B Miami, Florida. The Company has been informed that Tabanica has filed for bankruptcy protection in Nicaragua.

The particular tobacco blend for each of the Company’s cigars is formulated from different tobaccos. The Company’s premium cigars use longfiller tobacco primarily from Nicaragua. The Company also obtains some tobacco from the Dominican Republic for its blend.

Competition

Competition affecting the Company’s emporiums come from other retail tobacco, cigar stores, liquor stores, convenience stores and mail order. The Company believes that in fiscal 2002, the number of companies operating emporiums in the South Florida market has decreased and that this is a nation wide trend.

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

Over the years, the federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) was increased. Currently, the federal tax is $33.25 per thousand cigars. The Company does not believe that the current level of excise taxes will have a material adverse effect on the Company’s business, but there are no assurances that additional increases will not have a material adverse effect on the Company’s business.

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

In recent years, a variety of bills relating to tobacco issues have been introduced in the Congress of the United States, including bills that would have prohibited the advertising and promotion of all tobacco products and/or restricted or eliminated the deductibility of such advertising expenses; set a federal minimum age of 18 years for use of tobacco products; increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; modified federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; and shifted regulatory control of tobacco products and advertisements from the Federal Trade Commission to the U.S. Food and Drug Administration (the “FDA”). In addition, in recent years, there have been proposals to increase tobacco excise taxes. In some cases, hearings were held, but only one of these proposals was enacted, namely, that states, in order to receive full funding for federal substance abuse block grants, establish a minimum age of 18 years for the sale of tobacco products along with an appropriate enforcement program. The law requires that states report on their enforcement efforts. Future enactment of the other bills may have an adverse effect on the sales or operations of the Company.

In addition, the majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Such places where the majority of states have prohibited smoking include: any public building designated as nonsmoking; elevators; public transportation; educational facilities; health care facilities; restaurants and workplaces.

Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated “smoking” areas. In a few states, legislation has been introduced, but has not passed, which would require all little cigars sold in those states to be “firesafe” little cigars, i.e., cigars which extinguish themselves if not continuously smoked. Passage of this type of legislation and any other related legislation could have a materially adverse effect on the Company’s cigar business because of the technological difficulties in complying with such legislation. There is currently an effort by the federal Consumer Product Safety Commission to establish such standards for cigarettes. The enabling legislation, as originally proposed, included little cigars. However, little cigars were deleted due to the lack of information on fires caused by these products.

Federal law has required health warnings on cigarettes since 1965. In 2001, federal law has required health warnings on cigars. California requires “clear and reasonable” warnings to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation. Although similar legislation has been introduced in other states, no action has been taken. Since 1988, most cigars sold in the United States carry cancer warning labels.

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

The federal Occupational Safety and Health Administration (OSHA) has proposed an indoor air quality regulation covering the workplace that seeks to eliminate nonsmoker exposure to environmental tobacco smoke. Under the proposed regulation, smoking must be banned entirely from the workplace or restricted to designated areas of the workplace that meet certain criteria. The proposed regulation covers all indoor workplaces under OSHA jurisdiction, including, for example, private residences used as workplaces, hotels and motels, private offices, restaurants, bars and vehicles used as workplaces. The tobacco industry is challenging the proposed OSHA regulation on legal, scientific and practical grounds. It also contends that the proposed regulation ignores reasonable alternatives. There is no guaranty, however, that this challenge will be successful. Although the Company does not believe that the proposed OSHA regulation would have a material adverse effect on the cigar industry or the Company, there are no assurances that such regulation would not adversely impact the Company, particularly the “club” sections of the Company’s emporiums.

Asset Purchase Agreement

The Company was unable to raise the required capital to continue its business in present form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002 the Company entered into an asset purchase agreement whereby an entity (the Buyer) formed by Stephen Schatzman, a director shareholder and chief executive officer, would acquire all of the operating assets of the Company’s cigar business in exchange for the assumption of all of the Company’s liabilities. The agreement further provided that, at closing, certain Investors agree to surrender to the Company, in the aggregate $680,000 Stated Value of the Company’s Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the Buyer. In addition, the agreement provided that Mr. Schatzman would transfer his right, title and interest in his Series B Preferred Stock to the Investors. The liquidation preference of these shares is $50,000 and has a carrying value of $20,000. The transaction closed on November 15, 2002.

Under applicable Florida law, approval of the asset transfer requires the affirmative vote of a majority of the outstanding stock of the corporation entitled to vote thereon. The transfer was approved in writing by the holders of a majority of the shares of the Company’s then outstanding common stock and by all the shareholders of Havana Republic Holding Company in accordance with the provisions of Section 607.0704 of the Florida Business Corporation Act.

SIX MONTHS ENDED DECEMBER 31, 2002

COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2001

Net Sales, Cost of Sales, Gross Profit

Sales.    Sales decreased from $511,230 for the six-month period ended December 31, 2001 to $299,243 for the six-month period ended December 31, 2002, a decrease of $211,987, primarily due to decrease in revenue as a consequence of lower retail sales following the reduction in tourism and the resulting retail sales to tourists following September 11, 2001 and the economic downturn. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2002.

Cost of sales.    Cost of sales decreased from $226,648 for the six months ended December 31, 2001 to $124,166 for the six months ended December 31, 2002, a decrease of $102,482, primarily due to the decrease in revenues offset marginally by the adjusted gross profit attributable to the Las Vegas emporium. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2002.

Gross Profit.    Gross profit decreased from $284,582 for the six months ended December 31, 2001 to $175,287 for the six months ended December 31, 2002, a decrease of $109,295, primarily due to decrease in revenue as a consequence of lower retail sales following the reduction in tourism and the resulting retail sales to tourists following September 11, 2001 and the economic downturn and offset marginally by the adjusted gross profit attributable to the Las Vegas emporium. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2002.

Operating Expenses

Store Expenses.    Store expenses, which include marketing and advertising expenses, rent and salary costs, increased from $191,316 for the six months ended December 31, 2001 to $197,533 for the six months ended December 31, 2002, an increase of approximately $6,217. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no operating expenses to report for the period of November 15, 2002 to December 31, 2002.

General and administrative expenses.    General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, decreased from $269,347 for the six months ended December 31, 2001 to $169,639 for the six months ended December 31, 2002, a decrease of $99,708, primarily as a consequence of lower general and administrative expenses resulting from no new store openings. Consequently, there were no operating expenses to report for the period of November 15, 2002 to December 31, 2002.

Net Loss.    Net loss increased from a net loss of ($239,389) for the six months ended December 31, 2001 to net loss of ($618,921) for the six months ended December 31, 2002, an increased loss of approximately ($456,707), primarily as a consequence of lower retail sales following the reduction in tourism and the resulting retail sales to tourists following September 11, 2001 and the economic downturn and offset marginally by the adjusted gross profit attributable to the Las Vegas emporium and the divestiture of the Company’s assets and liabilities. Consequently, there were no operating expenses to report for the period of November 15, 2002 to December 31, 2002.

THREE MONTHS ENDED DECEMBER 31, 2002

COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

Net Sales, Cost of Sales, Gross Profit

Sales.    Sales decreased from $254,220 for the three-month period ended December 31, 2001 to $94,055 for the three-month period ended December 31, 2002, a decrease of $160,165, primarily due to decrease in revenue as a consequence of lower retail sales following the reduction in tourism and the resulting retail sales to tourists following September 11, 2001 and the economic downturn. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2002.

Cost of sales.    Cost of sales decreased from $125,727 for the three months ended December 31, 2001 to $55,649 for the three months ended December 31, 2002, a decrease of $70,078, primarily due to the decrease in revenues offset marginally by the adjusted gross profit attributable to the Las Vegas emporium. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2002.

Gross Profit.    Gross profit decreased from $128,493 for the three months ended December 31, 2001 to $38,406 for the three months ended December 31, 2002, a decrease of $90,087, primarily due to decrease in revenue as a consequence of lower retail sales following the reduction in tourism and the resulting retail sales to tourists following September 11, 2001 and the economic downturn and offset marginally by the adjusted gross profit attributable to the Las Vegas emporium. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2002.

Operating Expenses

Store Expenses.    Store expenses, which include marketing and advertising expenses, rent and salary costs, decreased from $103,324 for the three months ended December 31, 2001 to $53,282 for the three months ended December 31, 2002, a decrease of approximately $50,042. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no operating expenses to report for the period of November 15, 2002 to December 31, 2002.

General and administrative expenses.    General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, decreased from $109,002 for the three months ended December 31, 2001 to $58,466 for the three months ended December 31, 2002, a decrease of $50,536, primarily as a consequence of lower general and administrative expenses resulting from no new store openings. Consequently, there were no operating expenses to report for the period of November 15, 2002 to December 31, 2002.

Net Loss.    Net loss increased from a net loss of ($100,860) for the three months ended December 31, 2001 to net loss of ($456,707) for the three months ended December 31, 2002, a loss of approximately $(355,847), primarily as a consequence of lower retail sales following the reduction in tourism and the resulting retail sales to tourists following September 11, 2001 and the economic downturn and offset marginally by the adjusted gross profit attributable to the Las Vegas emporium. Consequently, there were no operating expenses to report for the period of November 15, 2002 to December 31, 2002.

Liquidity and Capital Resources.    Since its inception, the Company has continued to sustain losses. The Company’s operations and growth was funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the period ending December 31, 2002 and prior to the asset sale closing of November 15, 2002, the Company was able to secure a short-term note payable; however, no new securities were issued. The Company has financed its operations and other working capital requirements principally from operating cash flow. Subsequently, on November 15, 2002, the Company divested itself of all assets and liabilities.

Current Assets

Cash.    Cash decreased from $39,626 at June 30, 2002 to $0.00 at December 31, 2002, a decrease of $39,626, primarily due to the divesture by the Company of all assets and liabilities.

Inventories.    Inventories decreased from $370,636 at June 30, 2002 to $0.00 at December 31, 2002, a decrease of $370,636, primarily due to the divesture by the Company of all assets and liabilities.

Prepaid expenses and other current assets.    Prepaid expenses and other current assets decreased from $11,300 at June 30, 2002 to $0.00 at December 31, 2002, a decrease of $11,300, primarily due to the divesture by the Company of all assets and liabilities.

Property and equipment.    Furniture and equipment decreased from $780,363 at June 30, 2002 to $0.00 at December 31, 2002, a decrease of $780,363, primarily due to the divesture by the Company of all assets and liabilities.

Total assets.    Total assets decreased from $1,202,645 at June 30, 2002 to $0.00 at December 31, 2002, a decrease of $1,202,645, primarily due to the divesture by the Company of all assets and liabilities.

Liabilities

Current Liabilities.    Current liabilities decreased from $583,724 at June 30, 2002, to $0.00 at December 31, 2002, a decrease of $583,724, primarily due to the divesture by the Company of all assets and liabilities.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company was named in a complaint by the Babco Construction Company regarding alleged outstanding obligations concerning the construction of the Las Vegas emporium. Babco Construction Company alleges damages of approximately $42,000. The Company denies Babco Construction Company’s allegations, has counter-sued and intends to vigorously defend this action or, in the alternative, settle the matter.

There are no other material legal proceedings that are currently pending or, to the Company’s knowledge, contemplated against the Company to which it is a party.

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

A.    Exhibits:

99.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

B.    Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HAVANA REPUBLIC, INC.

Date:    February 14, 2003                                /s/    Stephen Schatzman

                                                                             Stephen Schatzman

                                                                             Director

Exhibit Index

Exhibit Number	Description
99.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.