Form 10QSB
period 2003-03-31
HAVANA REPUBLIC INC/FL
filed 2003-05-20
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

Commission File Number: 333-40799

THE HAVANA REPUBLIC, INC.

(name of small business issuer as specified in its charter)

Florida	84-1346897
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1224 Washington Avenue, Miami Beach, FL 33139

(Address and Zip Code of Principal Executive Offices)

Issuer’s Telephone Number: (305) 866-3360

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of March 31, 2003, was 186,941,113.

Transitional Small Business Disclosure Format:

Yes  ☐    No  ☒

THE HAVANA REPUBLIC, INC.

THE HAVANA REPUBLIC, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31 2003	June 30 2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$—	$39,626
Inventories	—	370,636
Prepaid and Other Current Assets	—	11,300

TOTAL CURRENT ASSETS	—	421,562

PROPERTY AND EQUIPMENT, at cost (Net of accumulated depreciation and amortization of $ 0 and $316,000, respectively	—	780,363

OTHER ASSETS	—	720

TOTAL ASSETS	$—	$1,202,645

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES
Short-term note payable	$—	$—
Accounts payable and accrued expenses	—	583,724

TOTAL CURRENT LIABILITIES	—	583,724

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred stock, no par value, authorized 5,000,000 shares

Convertible preferred stock – Series A, authorized 2,500 shares: 149 shares issued and outstanding (aggregate liquidation preference of $182,250)	187,184	187,184

Preferred stock – Series B, authorized 500,000 shares: 200,000 shares issued and outstanding (aggregate liquidation preference of $100,000)	40,000	40,000

Convertible preferred stock – Series C, authorized 100 shares: 21.1 shares issued and outstanding (aggregate liquidation preference $210,000)	894,048	894,048

Convertible preferred stock – Series D, authorized 50 shares: 50 shares issued and outstanding (aggregate liquidation preference $500,000)	500,000	500,000

Common stock, authorized 500,000,000 shares: 186,941,113 shares issued and outstanding and additional paid-in capital	5,661,247	5,661,247

Accumulated deficit	7,282,479	(6,663,558)

TOTAL SHAREHOLDERS’ EQUITY	—	618,921

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$—	$1,202,645

The accompanying notes are an integral part of these consolidated financial statements.

THE HAVANA REPUBLIC, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND ACCUMULATED DEFICIT

(Unaudited)

	For the nine months ended		For the three months ended
	March 31 2003	March 31 2002	March 31 2003	March 31 2002
SALES	$299,453	$752,825	$—	$241,595

COST OF SALES	124,166	335,480	—	108,832

GROSS PROFIT	175,287	417,345	—	132,763

OPERATING EXPENSES
Store expenses	197,533	281,209	—	89,893
General and administrative	169,639	395,989	—	126,642
Depreciation and amortization	46,500	98,573	—	31,602
Professional fees	26,410	36,529	—	4,417

TOTAL OPERATING EXPENSES	440,082	812,300	—	252,554

NET LOSS FROM OPERATIONS	(264,795)	(394,955)	—	(119,791)

OTHER INCOME (EXPENSE)
Loss on disposition of assets and liabilities	(355,342)	—	—	—
Other income (expense)	1,216	27,629	—	8,146

NET LOSS	(618,921)	(367,326)	$—	$(127,937)

ACCUMULATED DEFICIT – beginning	(6,663,558)	(6,121,155)

ACCUMULATED DEFICIT – ending	$(7,282,479)	$(6,488,481)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	75,146,000	60,109,271	63,075,000	64,080,813

The accompanying notes are an integral part of these consolidated financial statements.

THE HAVANA REPUBLIC, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(618,921)	$(367,326)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,500	99,111
Common stock issued in exchange for services	—	45,000
Disposition of assets and liabities	68,155	8,294
(Increase) Decrease in:
Inventory	34,916	196,047
Prepaid expenses	10,000	22,000
Other	—	(1,158)
Increase (Decrease) in :
Accounts payable and accrued expenses	44,724	18,068

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(414,626)	20,036

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing from short-term note payable	375,000	—
	(39,626)	20,036
Cash – Beginning of period	39,626	69,695

Cash – End of period	$—	$89,731

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for services	$—	$45,000
Conversion of preferred stock	$—	$85,740

The accompanying notes are an integral part of these consolidated financial statements.

THE HAVANA REPUBLIC, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2003

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and/or Annual Report for the fiscal year ended June 30, 2002.

NOTE B – STOCKHOLDERS’ EQUITY

On October 2, 2002, a preferred shareholder converted his preferred shares into 100,000,000 shares of common stock.

NOTE C – SUBSEQUENT EVENTS

In 2002, the Company was unable to raise the required capital to continue its business in present form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002, the Company entered into an asset purchase agreement whereby an entity (the “Buyer”) formed by Stephen Schatzman, a director shareholder and chief executive officer, would acquire all of the operating assets of the Company’s cigar business in exchange for the assumption of all of the Company’s liabilities. The agreement further provided that, at closing, certain Investors agree to surrender to the Company, in the aggregate $680,000 Stated Value of the Company’s Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the Buyer. In addition, the agreement provided that Mr. Schatzman would transfer his right, title and interest in his Series B Preferred Stock to the Investors. The liquidation preference of these shares is $50,000 and has a carrying value of $20,000. The transaction closed on November 15, 2002.

On March 24, 2003, the Company filed a Definitive 14C Information Statement with the Securities and Exchange Commission to advise the stockholders of shareholder approval to amend the Company’s Articles of Incorporation to change the Company’s name to LPE Acquisition Corp. (or other such name as may be available), effect a 1-for-300 reverse stock split of the Company’s issued and outstanding Common Stock and a corresponding decrease in the number of authorized shares of the Company’s Common Stock, amend the Company’s Articles of Incorporation to increase of the Company’s authorized number of shares of Common Stock (post split) from 1,666,666 to 50,000,000, amend the Company’s Articles of Incorporation to eliminate the Company’s preferred stock (post split), and change the Company’s domicile from Florida to Nevada. Such actions were previously approved by the written consent of the stockholders who collectively hold a majority of the voting power of the Company’s capital stock.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General Development of Business.

The following is a description of the current operations of the Company.

The Havana Republic, Inc., a Florida corporation (the “Company”) was formed on March 10, 1996. The Company was engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result of those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder’s equity, and almost no remaining cash. The Company was unable to raise the required capital to continue its business in that form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002, the Company entered into an asset purchase agreement (as described below) whereby an entity formed by Stephen Schatzman, a director shareholder and chief executive officer, would acquire all of the operating assets of the Company’s cigar business in exchange for the assumption of all of the Company’s liabilities. The transaction closed on November 15, 2002. As a consequence, the Company currently has no assets or material liabilities.

Asset Purchase Agreement

In 2002, the Company was unable to raise the required capital to continue its business in present form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002, the Company entered into an asset purchase agreement whereby an entity (the “Buyer”) formed by Stephen Schatzman, a director shareholder and chief executive officer, would acquire all of the operating assets of the Company’s cigar business in exchange for the assumption of all of the Company’s liabilities. The agreement further provided that, at closing, certain Investors agree to surrender to the Company, in the aggregate $680,000 Stated Value of the Company’s Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the

Buyer. In addition, the agreement provided that Mr. Schatzman would transfer his right, title and interest in his Series B Preferred Stock to the Investors. The liquidation preference of these shares is $50,000 and has a carrying value of $20,000. The transaction closed on November 15, 2002.

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

NINE MONTHS ENDED MARCH 31, 2003

COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

Net Sales, Cost of Sales, Gross Profit

Sales.    Sales decreased from $752,825 for the nine month period ended March 31, 2002 to $299,453 for the six-month period ended March 31, 2003, a decrease of $453,372, primarily due to decrease in revenue as a consequence of lower retail sales following the reduction in tourism and the resulting retail sales to tourists following September 11, 2001 and the economic downturn. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to March 31, 2003.

Cost of sales.    Cost of sales decreased from $335,480 for the nine months ended March 31, 2002 to $124,166 for the nine months ended March 31, 2003, a decrease of $211,314, primarily due to the decrease in revenues offset marginally by the adjusted gross profit attributable to the Las Vegas emporium. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to March 31, 2003.

Gross Profit.    Gross profit decreased from $417,345 for the nine months ended March 31, 2002 to $175,287 for the nine months ended March 31, 2003, a decrease of $242,058, primarily due to decrease in revenue as a consequence of lower retail sales following the reduction in tourism and the resulting retail sales to tourists following September 11, 2001 and the economic downturn and offset marginally by the adjusted gross profit attributable to the Las Vegas emporium. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to March 31, 2003.

Operating Expenses

Store Expenses.    Store expenses, which include marketing and advertising expenses, rent and salary costs, decreased from $281,209 for the nine months ended March 31, 2002 to $197,533 for the nine months ended March 31, 2003, an decrease of approximately $83,676. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no operating expenses to report for the period of November 15, 2002 to March 31, 2003.

General and administrative expenses.    General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, decreased from $395,989 for the nine months ended March 31, 2002 to $169,639 for the nine months ended March 31, 2003, a decrease of $226,350. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no operating expenses to report for the period of November 15, 2002 to March 31, 2003.

Net Loss.    Net loss decreased from a net loss of ($394,955) for the nine months ended March 31, 2002 to net loss of ($264,795) for the nine months ended March 31, 2003, a reduction in the net loss of $130,160. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no operating expenses to report for the period of November 15, 2002 to March 31, 2003.

THREE MONTHS ENDED MARCH 31, 2003

COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net Sales, Cost of Sales, Gross Profit

Sales.    Sales decreased from $241,595 for the three-month period ended March 31, 2002 to none for the three-month period ended March 31, 2003. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to March 31, 2003.

Cost of sales.    Cost of sales decreased from $108,832 for the three months ended March 31, 2002 to none for the three months ended March 31, 2003. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to March 31, 2003.

Gross Profit.    Gross profit decreased from $132,763 for the three months ended March 31, 2002 to none for the three months ended March 31, 2003. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to March 31, 2003.

Operating Expenses

Store Expenses.    Store expenses, which include marketing and advertising expenses, rent and salary costs, decreased from $89,893 for the three months ended March 31, 2002 to none for the three months ended March 31, 2003. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no operating expenses to report for the period of November 15, 2002 to March 31, 2003.

General and administrative expenses.    General and administrative expenses, which includes administrative salaries, travel and entertainment, insurance and other expenses, decreased from $126,642 for the three months ended March 31, 2002 to none for the three months ended March 31, 2003. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no operating expenses to report for the period of November 15, 2002 to March 31, 2003.

Net Loss.    Net loss increased from a net loss of ($110,741) for the three months ended March 31, 2002 to no net loss for the three months ended March 31, 2003. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no operating expenses to report for the period of November 15, 2002 to March 31, 2003.

Liquidity and Capital Resources.    Since its inception, the Company has continued to sustain losses. The Company’s operations and growth has been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the period ending March 31, 2003 and prior to the asset sale closing of November 15, 2002, the Company was able to secure a short-term note payable; however, no new securities were issued. The Company has financed its operations and other working capital requirements principally from operating cash flow. Subsequently, on November 15, 2002, the Company divested itself of all assets and liabilities.

Leonard Sternheim, our sole officer and director has agreed to fund our operations until we receive revenues and/or Leonard Sternheim has the financial means to finance such operations. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, data contained in our records and other available data from third parties, but there can be no assurance that our expectations, beliefs or projections will result, or be achieved, or be accomplished.

Current Assets

Cash.    Cash decreased from $39,626 at June 30, 2002 to $0.00 at March 31, 2003, an decrease of $39,626, primarily due to the divesture by the Company of all assets and liabilities.

Inventories.    Inventories decreased from $370,636 at June 30, 2002 to $0.00 at March 31, 2003, a decrease of $370,636, primarily due to the divesture by the Company of all assets and liabilities.

Prepaid expenses and other current assets.    Prepaid expenses and other current assets decreased from $11,300 at June 30, 2002 to $0.00 at March 31, 2003, a decrease of $11,300, primarily due to the divesture by the Company of all assets and liabilities.

Property and equipment.    Furniture and equipment decreased from $780,363 at June 30, 2002 to $0.00 at March 31, 2003, a decrease of $780,363, primarily due to the divesture by the Company of all assets and liabilities.

Total assets.    Total assets decreased from $1,202,645 at June 30, 2002 to $0.00 at March 31, 2003, a decrease of $1,202,645, primarily due to the divesture by the Company of all assets and liabilities.

Liabilities

Current Liabilities.    Current liabilities decreased from $583,724 at June 30, 2002, to $0.00 at March 31, 2003, a decrease of $583,724, primarily due to the divesture by the Company of all assets and liabilities.

Item 3.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”)

maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the Securities and Exchange Commission.

(b)    Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

THE HAVANA REPUBLIC, INC.

Dated: May 19, 2003	/s/ LEONARD STERNHEIM
Leonard Sternheim, Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

99.1	Certification Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.