Form 10KSB
period 2003-06-30
HAVANA REPUBLIC INC/FL
filed 2003-10-14
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

Commission File Number: 333-40799

THE HAVANA REPUBLIC, INC.

(name of small business issuer as specified in its charter)

Florida	84-1346897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1224 Washington Avenue, Miami Beach, FL 33139

(Address and Zip Code of Principal Executive Offices)

Issuer’s Telephone Number: (305) 531-1174

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. ☒

State issuer’s revenues for its most recent fiscal year: $0.00.

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of October 14, 2003 was approximately $114,088. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of October 10, 2003, was 633,133.

Transitional Small Business Disclosure Format:

Yes ☐     No ☒

THE HAVANA REPUBLIC, INC.

Report on Form 10-KSB

For the Fiscal Year Ended June 30 2002

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding The Havana Republic, Inc. (the “Company” or “HVAR”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on future retail sales; FDA rules and regulations; competition; dependence on management;; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

A.	General Development of Business.

The Havana Republic, Inc., a Florida corporation (the “Company”) was formed on March 10, 1996. The Company was engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result of those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder’s equity, and almost no remaining cash. The Company was unable to raise the required capital to continue its business in that form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002, the Company entered into an asset purchase agreement (as described below) whereby an entity formed by Stephen Schatzman, a director and shareholder and chief executive officer, would acquire all of the operating assets of the Company’s cigar business in exchange for the assumption of all of the Company’s liabilities. The transaction closed on November 15, 2002. As a consequence, the Company currently has no assets or material liabilities.

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

To date, the Company has implemented the 1-for-300 reverse stock split of the Company’s issued and outstanding Common Stock and a corresponding decrease in the number of authorized shares of the Company’s Common Stock and amended the Company’s Articles of Incorporation to increase of the Company’s authorized number of shares of Common Stock (post split) from 1,666,666 to 50,000,000 authorized shares of common stock. The management anticipates the elimination of the preferred shares to occur in the first fiscal quarter. There can be no assurances that such action shall be concluded. Management has not determined when to implement the authorized name change or change of domicile.

Employees

The Company has no full time and no part time employees.

Asset Purchase Agreement

The Company was unable to raise the required capital to continue its business has divested all of its operations and sold substantially all of its assets. On September 25, 2002 the Company entered into an asset purchase agreement whereby an entity formed by Stephen Schatzman, a director shareholder and chief executive officer, acquired all of the operating assets of the Company’s cigar business in exchange for the assumption of all of the Company’s liabilities. The transaction closed on November 15, 2002. The agreement provided that, at closing, certain Investors agreed to surrender to the Company, in the aggregate $680,000 Stated Value of the Company’s Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the Buyer. At the closing of the purchase, Mr. Schatzman surrendered to the Company for cancellation the Buyer’s interest in the Convertible Preferred Stock ($680,000) of the Company. In addition, Mr. Schatzman transferred his right, title and interest in his Series B Preferred Stock to the Investors. The liquidation preference of these shares was $50,000 and had a carrying value of $20,000. In October 2002, the Investors had loaned $100,000 to the Company with interest at 8% per annum. This debt was assumed by Mr. Schatzman at the closing. Pursuant to this agreement, Stephen Schatzman was issued sufficient common shares of the Company to own 5% of the outstanding shares.

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

The Company maintains its corporate offices at 1224 Washington Avenue, Miami Beach, FL 33139. There is no cost to the Company for the use of these offices. The Company believes that its facilities are adequate for the Company’s needs in the near future.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material legal proceedings that are currently pending or, to the Company’s knowledge, contemplated against the Company to which it is a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the Company’s fiscal year, no matters were presented to the holders of the majority of the outstanding voting capital stock of the Company.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.	Market Information.

The Company’s Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board. The high and low bid prices for the Common Stock, as reported by the OTC Bulletin Board for each quarter during the last two fiscal years were as follows:

Quarter Ended	High	Low
September 30, 2001	$0.01	$0.00*
December 31, 2001	$0.01	$0.00*
March 31, 2002	$0.00*	$0.00*
June 30, 2002	$0.00*	$0.00*
September 30, 2002	$0.00*	$0.00*
December 31, 2002	$0.00*	$0.00*
March 31, 2003	$0.00*	$0.00*
June 30, 2003	$0.00*	$0.00*

*	less than $0.01

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions. Following the reverse stock split, at the close of business on October 10, 2003, the high was $0.51 and the low was $0.45.

B.	Holders

As of June 30, 2003, there were approximately 200 holders of record of the Common Stock. As of October 14, 2003, following the reverse stock split, there were approximately 151 holders of record of the Common Stock.

C.	Dividends.

The Company has not paid any dividends on its capital stock since its inception and the Board of Directors of the Company does not contemplate doing so in the near future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis should be read in conjunction with the Company’s Consolidated Financial Statements, including the notes thereto. This report contains certain forward looking information which involves risks and uncertainties. The actual could differ from the results anticipated herein.

YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

Net Sales, Cost of Sales, Gross Profit

Net Sales. Net sales decreased from $993,641 for the year ended June 30, 2002 to $299,453 for the year ended June 30, 2003, a decrease of $694,188, primarily due to the sale of the operating business on November 15, 2002.

Costs of Sales. Cost of sales decreased from $474,689 for the year ended June 30, 2002 to $124,166 for the year ended June 30, 2003, a decrease of $350,523, primarily due to the sale of the operating business on November 15, 2002.

Gross Profit. Gross profit decreased from $518,952 for the year ended June 30, 2002 to $175,287 for the year ended June 30, 2003, a decrease of $343,665, primarily due to the sale of the operating business on November 15, 2002.

Operating Expenses

Store Expenses. Store expenses decreased from $503,324 for the year ended June 30, 2 to $197,533 for the year ended June 30, 2003, a decrease of $305,791, primarily due to the sale of the operating business on November 15, 2002.

General and Administrative Expenses. General and administrative expenses decreased from $413,566 for the year ended June 30, 2002 to $169,639 for the year ended June 30, 2003, a decrease of $243,927, primarily due to the sale of the operating business on November 15, 2002.

Loss from Operations and Net Loss

Loss from Operations. Loss from operations decreased from a loss of $567,553 for the year ended June 30, 2002 to a loss of $264,795 for the year ended June 30, 2003, a decrease of $302,758, primarily due to the sale of the operating business on November 15, 2002.

Liquidity and Capital Resources

Since its inception, the Company has continued to sustain losses. The Company’s operations and growth has been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the period ending June 30, 2002 and prior to the asset sale closing of November 15, 2002, the Company was able to secure a short-term note payable; however, no new securities were issued. Subsequently, on November 15, 2002, the Company divested itself of all assets and liabilities.

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

Current Assets

Cash. As of June 30, 2003, the Company had $0.00 in cash as compared to $39,626 as of June 30, 2002, a decrease of $39,626, primarily due to the sale of the operating business on November 15, 2002.

Inventory. As of June 30, 2003, the Company had $0.00 in inventory as compared to $370,636 as of June 30, 2002, a decrease of $370,636, primarily due to the sale of the operating business on November 15, 2002.

Prepaid expenses and other current assets. As of June 30, 2003, the Company had $0.00 in prepaid expenses and other current assets as compared to $11,300 as of June 30, 2002, a decrease of $11,300, primarily due to the sale of the operating business on November 15, 2002.

Property and Equipment. As of June 30, 2003, the Company had $0.00 in property and equipment as compared to $780,363 as of June 30, 2002, a decrease of $780,363, primarily due to the sale of the operating business on November 15, 2002.

Total Assets. As of June 30, 2003, the Company had approximately $0.00 in total current assets as compared to $1,202,645 in total assets as of June 30, 2002, a decrease of $1,202,645, primarily due to the sale of the operating business on November 15, 2002.

Liabilities

Current liabilities. As of June 30, 2003, the Company had $0.00 in current liabilities as compared to $583,724 as of June 30, 2002, a decrease of $583,724, primarily due to the sale of the operating business on November 15, 2002.

On November 15, 2002, the Company divested itself of its assets and liabilities. The Company is currently looking for a business opportunity or merger candidate to provide value to the Company. There can be no assurance that the Company will be able to develop or find new opportunities and to attract a merger candidate or that business opportunity or merger candidate will bring value to the Company. These factors indicate the Company may not be able to continue as a going concern.

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

General and Administrative Expenses. General and administrative expenses decreased from $923,643 for the year ended June 30, 2001 to $413,566 for the year ended June 30, 2002, an increase of $510,077. This decrease is primarily a consequence of lower general and administrative expenses resulting from no new store openings.

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

Loss from Operations and Net Loss

Loss from Operations. Loss from operations decreased from a loss of $1,323,666 for the year ended June 30, 2001 to a loss of $567,353 for the year ended June 30, 2002, a decrease of $756,113, primarily due to the closing of the Company store in Weston, Broward County, Florida and write offs from the previous fiscal year.

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

Revenue Recognition

When generating revenue, the Company recognized revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B (collectively “SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Under the provisions of SAB 101, the Company recognizes revenue from product sales when the customer purchases the product at the retail location or when the product is shipped.

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

Impairment of Long-lived Assets

The Company assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors considered important which could trigger impairment review include the following:

•	significant negative industry trends
•	significant underutilization of the assets
•	significant changes in how the Company uses its assets or plans for their use

If the Company determines that the future undiscounted cash flows related to these assets will not be significant to recover their carrying value, then the Company will reduce the carrying value of these assets down to the Company’s estimate of their fair market value and will continue depreciating or amortizing them over their remaining useful lives. Accordingly, in the Notes to the consolidated Financial Statements disclose the proposed sale of the Company’s cigar business.

The Company does not have any off-balance sheet arrangements.

ITEM 7.	FINANCIAL STATEMENTS.

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The current directors and executive officers of the Company are as follows:

Name	Age	Position
Leonard Sternheim	26	Sole Director, President

Leonard Sternheim

Leonard Sternheim has been President and Director of the Company since November 15, 2003. Mr. Sternheim is the President of the Stratos Group, a New York consulting business that assists emerging companies. Mr. Sternheim is also the President at Valencia Corporation, a Nevada resource company. Mr. Sternheim attended the Theological School of Peekskill, New York.

Directors of the Company hold their offices until the next annual meeting of the Company’s shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. The Board of Directors met three times in fiscal 2003. The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors, executives officers and holders of more than ten percent of the Company’s Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons or that such Form 5’s would be filed, the Company believes that, during fiscal 2002, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with.

ITEM 10.	EXECUTIVE COMPENSATION.

A.	Summary Compensation Table

The following compensation table sets forth, for the fiscal years ending June 30, 2001, 2002, and 2003, the cash and certain other compensation paid by the Company to the Company’s President. No other current executive officer had an annual salary and bonus in excess of $100,000 during either of such fiscal years:

Name and Principal Position	Year	Annual Compensation Salary ($)*	Long-Term Compensation Securities Underlying Options
Stephen Schatzman, President, Secretary and Chairman of the Board	2001 2002 2003	$165,000 $181,500 -0-	— 5,833 shares(1) —
Leonard Sternheim, President Director, and Chief Accounting Officer	2001 2002 2003	-0- -0- -0-

(1)	Mr. Schatzman has the option to purchase up to 5,833 (post-split) shares of the Company’s restricted common stock at the then market price of $0.06 per share. As of this date, no options have been exercised.

B.	Employment Agreements

The Company has no employment agreements with the President of the Company.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding HVAR’s Common Stock and HVAR’s voting securities beneficially owned on June 30, 2003, by: (i) each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company’s Common Stock; (ii) each of the Company’s Directors, and (iii) all executive officers and Directors as a group:

NAME	SHARES OF COMMON STOCK(1)		PERCENTAGE OWNED(1)
Leonard Sternheim President, Director Chief Accounting Officer	-0-		-0-
Alex Gimelstein(2)	42,243,000	(1)(2)	15.6%
Alpha Capital, A.G.	40,000,000	(1)(3)	14.8%
Austost Anstalt Schaan	107,596,356	(1)(3)	40. %
All Directors and Executive Officers and 5% shareholders as a Group (2 persons)	189,839,356	(1)	70.4%

(1)	Includes voting capital stock of 269,941,113 shares, including 189,941,113 shares of Common Stock, and includes 200,000 shares of the Company’s Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 400 votes per share. The shares represented are calculated prior to the effect of the 1-for-300 reverse stock split of the Company’s issued and outstanding Common Stock.

(2)	Includes 100,000 shares of the Company’s Series B Preferred Stock.

(3)	Includes 100,000 shares of the Company’s Series B Preferred Stock.

The address of each of the persons named in the table above is c/o The Havana Republic, Inc., 1224 Washington Avenue, Miami Beach, Florida 33139.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has been unable to raise the required capital to continue its business in its present form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002 the Company entered into an asset purchase agreement whereby an entity formed by Stephen Schatzman, a director shareholder and chief executive officer, acquired all of the operating assets of the Company’s cigar business in exchange for the assumption of all of the Company’s liabilities. The agreement further provided that, at closing, certain Investors agreed to surrender to the Company, in the aggregate, $680,000 Stated Value of the Company’s Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the Buyer. At the closing of the purchase, Mr. Schatzman surrendered to the Company for cancellation Mr. Schatzman’s interest in the Convertible Preferred Stock ($680,000) of the Company. In addition, Mr. Schatzman transferred his right, title and interest in his Series B Preferred Stock to the Investors. In October 2002, the Investors loaned $100,000 to the Company with interest at 8% per annum. This debt was assumed by Mr. Schatzman at the closing. This transaction closed and went effective November, 15 2002. Pursuant to this agreement Stephen Schatzman was issued sufficient common shares of the Company to own 5% of the outstanding shares.

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

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

2.1	Plan of Merger dated November 6, 1997(1)

2.2	Articles of Merger(1)

3.1	Amended and Restated Articles of Incorporation(1)

3.2	ByLaws(1)

4.1	Certificate of Designation/Class A Convertible Preferred Stock(1)

10.1	Employment Agreement with Stephen Schatzman(1)

10.2	Employment Agreement with Alex Gimelstein(1)

10.4	Lease/Fort Lauderdale(1)

10.5	Amended and Restated Contract for Sale of Tobacco and Cigars(1)

10.8	Form of Indemnification Agreement with directors(1)

10.9	Lease by and between Bakery Associates, Ltd., a Florida limited partnership and Havana Republic Sunsetplace, Inc. December 8, 1997(1)

23	Consent of Independent Certified Public Accountant(2)

31.1	Certification of Chief Executive Officer, President and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).(2)

32.1	Certification of Chief Executive Officer, President and Chief Financial Officer pursuant to Section 1350.(2)

(1)	Incorporated herein by reference to Form SB2 under the Securities Act of 1933 filed with the Commission under file number 33340799.

(2)	Filed herein.

Reports on Form 8-K:

On July 25, 2003, the Company announced that on July 24, 2003, the Company effectuated a 1 for 300 reverse stock split of the Company’s outstanding common stock as approved by the majority of shareholders. The Company announced that the new symbol for the stock is HVNR. In addition, the Company also announced that the Company amended their Articles of Incorporation to increase the number of authorized shares of common stock to 50,000,000 authorized shares.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended June 30, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the Registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $30,000 and $17,500, respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAVANA REPUBLIC, INC.

(Registrant)

By: /S/ LEONARD STERNHEIM

Leonard Sternheim, Sole Director President, Chief Accounting Officer Date: October 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

Signatures	Title	Date

/S/ Leonard Sternheim LEONARD STERNHEIM	Sole Director, President and Chief Accounting Officer	October 14, 2003

THE HAVANA REPUBLIC, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the year ended June 30, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders

THE HAVANA REPUBLIC, INC.

We have audited the accompanying consolidated balance sheet of THE HAVANA REPUBLIC, INC. and its SUBSIDIARIES as of June 30, 2003 and the related consolidated statements of operations, changes in its shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of THE HAVANA REPUBLIC INC as of June 30, 2002, were audited by other auditors whose report dated October 10, 2002, on those statements included an explanatory paragraph that described the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Havana Republic, Inc. Subsidiaries as of June 30, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Notes A and B to the financial statements, in September 2002, the company sold its operating assets in exchange for the assumption of its outstanding liabilities and effectively disposed of its operations.

Jewett, Schwartz, & Associates

Hollywood, FL

October 10, 2003

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JUNE 30, 2003

ASSETS
CURRENT ASSETS	$—
PROPERTY AND EQUIPMENT	—
OTHER ASSETS	—

TOTAL ASSETS	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES	$—
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, authorized 5,000,000 shares
Convertible preferred stock-Series A, authorized 2,500 shares; 114 shares issued and outstanding (aggregate liquidation preference of $182,250)	158,078
Preferred stock-Series B, authorized 500,000 shares; 200,000 shares issued and outstanding (aggregate liquidation preference $100,000)	40,000
Convertible preferred stock-Series C, authorized 100 shares; 89.30 shares issued and outstanding (aggregate liquidation preference $210,000)	893,248
Convertible preferred stock-Series D, authorized 50 shares; 50 shares issued and outstanding (aggregate liquidation preference $500,000)	500,000
Common stock, no par value authorized 50,000,000 shares; 633,113 shares issued and outstanding and additional paid-in capital	5,691,153
Accumulated deficit	(7,282,479)

TOTAL SHAREHOLDERS’ EQUITY	—

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$—

See accompanying auditors’ report and notes to the financial statements.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30,

	2003	2002
SALES	$299,453	$993,641
COST OF SALES	124,166	474,689

GROSS PROFIT	175,287	518,952

OPERATING EXPENSES
Store expenses	197,533	503,324
General and administrative	169,639	413,566
Depreciation and amortization	46,500	129,694
Professional fees	26,410	39,921

TOTAL OPERATING EXPENSES	440,082	1,086,505

NET LOSS FROM OPERATIONS	(264,795)	(567,553)
OTHER INCOME (EXPENSE)
Loss on disposition of assets and liabilities	(355,342)	—
Other income(expense)	1,216	25,150

NET LOSS	(618,921)	(542,403)
ACCUMULATED DEFICIT—beginning	(6,663,558)	(6,121,155)

ACCUMULATED DEFICIT—ending	$(7,282,479)	$(6,663,558)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED	$(1.14)	$(2.44)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC AND DILUTED	543,700	221,935

See accompanying auditors’ report and notes to the financial statements.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(618,921)	$(542,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,500	129,694
Common stock issued in exchange for services	—	45,000
Disposition of assets and liabities	68,155	8,294
(Increase)Decrease in:
Inventory	34,916	274,167
Prepaid expenses	10,000	18,700
Other	—	—
Increase (Decrease) in :
Accounts payable and accrued expenses	44,724	36,479

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(414,626)	(30,069)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from short-term note payable	375,000	—

NET DECREASE IN CASH	(39,626)	(30,069)
Cash – Beginning of period	39,626	69,695

Cash – End of period	$—	$39,626

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of preferred stock to common stock	$29,906	$105,159

See accompanying auditors’ report and notes to the financial statements.

THE HAVANA REPUBLIC, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended June 30, 2003 and 2002

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

BALANCE—June 30, 2001	209	$289,789	200,000	$40,000	89.7	$896,602	50	$500,000
Issuance of common stock for services	—	—	—	—	—	—	—	—
Conversion of preferred stock A to common stock	(74)	(102,605)	—	—	—	—	—	—
Conversion of preferred stock C to common stock	—	—	—	—	(0.32)	(2,554)	—	—
Net loss for the year ended June 30, 2002	—	—	—	—	—	—	—	—

BALANCE—June 30, 2002	135	187,184	200,000	40,000	89.38	894,048	50	500,000
Issuance of common stock for services
Conversion of preferred stock A to common stock	(21)	(29,106)
Conversion of preferred stock C to common stock					(0.08)	(800)
Net loss for the year ended June 30, 2003

BALANCE—June 30, 2003	114	$158,078	200,000	$40,000	89.30	$893,248	50	$500,000

	Common Stock and Additional Paid-in Capital		Accumulated
	Shares	Amount	Deficit	Total
BALANCE—June 30, 2001	163,569	$5,511,088	$(6,121,155)	$1,116,324
Issuance of common stock for services	25,000	45,000	—	45,000
Conversion of preferred stock A to common stock	92,730	102,605	—	—
Conversion of preferred stock C to common stock	3,933	2,554	—	—
Net loss for the year ended June 30, 2002	—	—	(542,403)	(542,403)

BALANCE—June 30, 2002	285,233	5,661,247	(6,663,558)	618,921
Shares issued in exchange for payment of liabilities	3,309	700		700
Conversion of preferred stock A to common stock	342,852	28,406		(700)
Conversion of preferred stock C to common stock	1,718	800		—
Net loss for the year ended June 30, 2003			(618,921)	(618,921)

BALANCE—June 30, 2003	633,113	$5,691,153	$(7,282,479)	$—

See accompanying auditors’ report and notes to the financial statements.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Havana Republic, Inc., a Florida corporation (“the Company”) was engaged in the business of owning and operating upscale cigar emporiums, devoted to the sale of premium cigars and cigar related merchandise. The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result of those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder’s equity, and depleted available cash to fund operations. The Company was unable to raise required capital to continue its business in its current form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002, the Company entered into an asset purchase agreement (further described in Note B) whereby an entity formed by the Company’s former chief executive officer, would acquire all of the operating assets of the Company’s cigar business in exchange for the assumption of all of the Company’s liabilities. The transaction closed on November 15, 2002. Consequently, the Company currently has no assets or material liabilities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Havana Republic, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated from these consolidated financial statements.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates and assumptions.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash. Cash and bank accounts may at times exceed federally insured limits. The Company believes it is not exposed to any significant credit risk.

Inventory

Inventory, consisting principally of cigars and accessories, is valued at the lower of cost (first-in, first-out) or market.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for over the estimated useful lives of the respective assets using the straight-line method for financial reporting purposes and the accelerated method for income tax purposes. Amortization of the leasehold improvements is provided for on the straight-line method over the term of the lease. Maintenance, repairs, and minor renewals are charged to expense as incurred while expenditures that materially increase values, change capacities, or extend useful lives are capitalized.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by use of a valuation allowance.

The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are net operating loss carry forwards.

Loss per Common Share

Basic loss per share is computed by dividing net loss, after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share are computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during each period. Potentially dilutive securities have not been included in the computation of diluted loss per share because it would be anti-dilutive. As of June 30, 2003, there are 3,500,000 options outstanding that could dilute future earnings per share.

Revenue Recognition

Revenues from product sales are recognized when the customer purchases the product at the retail location or when products are shipped.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements:

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

Statement No. 141 “Business Combinations” establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company’s financial position, results of operations or liquidity.

Statement No. 142 “Goodwill and Other Intangible Assets” provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 did not have a material effect on the Company’s financial position, results of operations or liquidity.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” supercedes Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, “Reporting the Results of Operations,” pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 did not have a material effect on the Company’s financial position, results of operations or liquidity.

Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB’s goal requiring similar accounting treatment for transaction that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Statement No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”) addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring),” cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated – nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company’s financial position, results of operations or liquidity.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2003

NOTE B – ASSET PURCHASE AGREEMENT

In 2002, the Company was unable to raise the required capital to continue its business in its present form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002, the Company entered into an asset purchase agreement whereby an entity (“the Buyer”) formed by a former director and shareholder and officer of the Company would acquire all of the operating assets of the Company’s cigar business in exchange for the assumption of all of the Company’s liabilities. The agreement further provided that, at closing, certain Investors agree to surrender to the Company, in the aggregate, $680,000 stated value of the Company’s Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the Buyer. In addition, the agreement provided that this individual would transfer his right, title and interest in his Series B Preferred Stock to the Investors. The liquidation preference of these shares is $50,000 and has a carrying value of $20,000. The transaction closed on November 15, 2002.

NOTE C – INCOME TAXES

As of June 30, 2003, the Company had deferred tax assets of approximately $1,700,000 resulting from net operating loss carryforwards of approximately $5,100,000 for tax purposes which are available to offset future taxable income, if any through 2022. As utilization of the net operating loss carryforwards is not assured, the deferred income tax asset has been fully reserved through the recording of a 100% valuation allowance.

As of June 30, 2003 the components of the net deferred tax asset are as follows:

Deferred tax Assets:

Net operating loss carryforward:	$1,700,000
Valuation allowance:	(1,700,000)

Net deferred tax	$—

The reconciliation of the effective income tax rate to the federal statutory rates are as follows for June 30, 2003 and 2002:

Federal income tax rate	(34.0)%
Valuation allowance	34.0%

Effective tax rate	—

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2003

NOTE D—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock. The Company’s Board of Directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series.

(a)	On August 1, 1997, the Board of Directors of the Company created a series of preferred stock consisting of 2,500 shares and designated it as the Series A Convertible Preferred Stock—no par value. The Series A Convertible Preferred Stock is convertible, at the holders’ option, into that number of shares of common stock equal to $1,000 divided by the lower of (i) seventy percent (70%) of the average market price of the common stock for the five trading days immediately prior to the conversion date or (ii) $1.46, increased proportionally for any reverse stock splits and decreased proportionally for any forward stock split or stock dividend. The holders of Series A Convertible Preferred Stock have no voting rights, the shares are redeemable by the Company at a price of $1,350 per share upon notice of conversion, and have a liquidation preference of $1,350 per share.

Certain holders of the Series A Convertible Preferred Stock were issued (i) an option to purchase an aggregate of 200,000 shares of common stock for two years which has expired at an exercise price of $1.92 per common share and (ii) an option to purchase an aggregate of 200,000 shares of common stock for two years, which has expired, at an exercise price of $2.88 per common share.

(b)	On April 2, 1998, the Board of Directors of the Company created a series of preferred stock consisting of 500,000 shares, as amended in May 2000, and designated it as the Series B Preferred Stock – no par value. The Series B Preferred Stock shall be entitled to 400 votes per share, is not redeemable, and has no conversion rights. The holders of Series B Preferred stock have a liquidation preference of $0.50 per share. In consideration of two officers of the Company forgiving an aggregate of $40,000 due them, the Company issued 100,000 shares of Series B Preferred Stock during 1998 and 1999.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2003

NOTE D—STOCKHOLDERS’ EQUITY (continued)

(c)	In May 2000 the Board of Directors of the Company created a series of preferred stock consisting of 100 shares and designated as the Series C Convertible Preferred Stock – no par value. The holders of the Series C Convertible Preferred Stock shall be entitled to receive, out of funds legally available for such purpose, cash dividends at the rate of $400 per share per annum. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the Series C Convertible Preferred Stock shall be entitled to receive an amount equal to $10,000 per share.

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

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2003

NOTE D—STOCKHOLDERS’ EQUITY (continued)

Each share of Series D Convertible Preferred Stock is convertible, at the option of its holder, at any time, into a number of shares of common stock of the Company. The initial Conversion Rate shall be a number of shares of Common Stock equal to $10,000, divided by Seventy Percent (70%) of the average Bid Price of the Common Stock for five trading days immediately prior to the Conversion Date.

The Company has previously issued 4,000,000 warrants at prices ranging from $.10 per share to $.16 per share. These warrants expired on June 21, 2002.

Common Stock

In October 2002, the Company increased its authorized shares to 500,000,000 shares of common stock, no par value.

On January 6, 2000, an officer and an officer at that time were granted options to acquire 3,500,000 shares of the Company’s common stock at an exercise price of $.06 per share. The options are exercisable commencing January 6, 2000 for a period of five years.

In August 2001, the Company entered into an agreement for consulting services. The consultant was issued 7,500,000 shares of common stock with a value of $75,000 for services to be provided over a one-year period.

In August 2002, the Company issued approximately 1,000,000 shares of common stock as a payment on a liability of $700.

In July, 2003, following a 1 for 300 reverse stock split that resulted in a decrease in the number of authorized shares to 1,666,666, the Company increased its authorized shares to 50,000,000 shares of common stock, no par value.

NOTE D—STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s stock options as of June 30, 2003 and 2002 and changes during the years ended is presented below:

June 30	2003		2002
	Number Of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,500,000	$.06	3,500,000	$.06
Granted			—	—
Canceled			—	—

Outstanding at end of year	3,500,000	$.06	3,500,000	$.06

Options exercisable at year-end	3,500,000	$.06	3,500,000	$.06

Weighted-average fair value of
options granted during year		$—		$—

The following table summarized information about fixed stock option outstanding at June 30, 2003:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$.06	3,500,000	3 years	$.06	3,500,000	$.06

Had compensation expense for the Company’s stock option plans been determined based on the fair value of the underlying common stock at the grant dates, consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company’s net loss applicable to common shareholders and the loss per common share would have been unchanged.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2003

NOTE E – RELATED PARTY TRANSACTION

The company purchased inventory from a related party. During the year ended June 30, 2002, purchases from this related party aggregated approximately $75,000.

NOTE F – SUBSEQUENT EVENTS

In July 2003, the shareholders and board of directors approved a reverse stock split of 1 for 300 common shares. Letters of transmittal were sent to the shareholders on or about July 24, 2003. Subsequent to the split total shares issued and outstanding were 633,133 shares.

Exhibit Index

Exhibit Number	Description

23	Consent of Independent Certified Public Accountant.

31.1	Certification of Chief Executive Officer, President and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer, President and Chief Financial Officer pursuant to Section 1350.