Form 10QSB
period 2003-09-30
HAVANA REPUBLIC INC/FL
filed 2003-11-12
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDING SEPTEMBER 30, 2003

THE HAVANA REPUBLIC, INC.

(Exact name of registrant as specified in its charter)

Florida	333-40799	84-1346897
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1224 Washington Avenue, Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 531-1174

(Former name or former address, if changed since last report)

Copies of all communications, including all communications sent to the agent for service, should be sent to:

Joseph I. Emas, Attorney at Law

1224 Washington Avenue

Miami Beach, Florida 33139

Telephone: 305.531.1174

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of November 12, 2003, 27,633,133 shares of $.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐     No ☒

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ended September 30, 2004.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2003

ASSETS

CASH	$—

PROPERTY AND EQUIPMENT	—

OTHER ASSETS	—

TOTAL ASSETS	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES	$—

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred stock, no par value, authorized 5,000,000 shares

Convertible preferred stock-Series A, authorized 2,500 shares; 114 shares issued and outstanding (aggregate liquidation preference of $182,250)	158,078

Preferred stock-Series B, authorized 500,000 shares; 200,000 shares issued and outstanding (aggregate liquidation preference $100,000)	40,000

Convertible preferred stock-Series C, authorized 100 shares; 89.30 shares issued and outstanding (aggregate liquidation preference $210,000)	893,248

Convertible preferred stock-Series D, authorized 50 shares; 50 shares issued and outstanding (aggregate liquidation preference $500,000)	500,000

Common stock, no par value authorized 50,000,000 shares; 633,113 shares issued and outstanding and additional paid-in capital	5,691,153

Accumulated deficit	(7,282,479)

TOTAL SHAREHOLDERS’ EQUITY	—

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$—

See accompanying auditors’ report and notes to the financial statements.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	2003	2002
SALES	$—	$205,398

COST OF SALES	—	68,517

GROSS PROFIT	—	136,881

OPERATING EXPENSES
Store expenses	—	144,251
General and administrative	—	111,173
Depreciation and amortization	—	31,000
Professional fees	—	15,910

TOTAL OPERATING EXPENSES	—	302,334

NET LOSS FROM OPERATIONS	—	(165,453)

OTHER INCOME (EXPENSE)	—	3,239

NET LOSS	—	(162,214)

ACCUMULATED DEFICIT—beginning	(7,282,479)	(6,663,558)

ACCUMULATED DEFICIT—ending	$(7,282,479)	$(6,825,772)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED	$—	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC AND DILUTED	543,700	63,075,000

See accompanying auditors’ report and notes to the financial statements.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$—	$(162,214)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	31,000
(Increase)Decrease in:
Inventory	—	13,230
Prepaid expenses	—	78

Increase (Decrease) in :
Accounts payable and accrued expenses	—	78,308

NET CASH USED IN OPERATING ACTIVITIES	—	(39,598)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from short-term note payable	—	100,000

NET INCREASE IN CASH	—	60,402

Cash—Beginning of period	—	39,626

Cash—End of period	$—	$100,028

See accompanying auditors’ report and notes to the financial statements.

THE HAVANA REPUBLIC, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2003

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and/or Annual Report for the fiscal year ended June 30, 2003.

NOTE B – STOCKHOLDERS’ EQUITY

On July 24, 2003, the Company effectuated a 1 for 300 reverse stock split of the Company’s outstanding Common Stock. The principal effect of the reverse stock split was that the number of shares of the Company’s Common Stock issued and outstanding was reduced from 189,941,113 shares as of April 12, 2003 to approximately 633,137 shares. In addition, the Company’s authorized number of shares of Common Stock was reduced from 500,000,000 shares of Common Stock to 1,666,666 shares of Common Stock. Following the reverse stock split, the Company amended the Company’s Articles of Incorporation to increase of the Company’s authorized number of shares of Common Stock (post split) from 1,666,666 to 50,000,000 authorized shares of Common Stock. The preferred shareholders of the Company have agreed to the cancellation or conversion of their preferred shares. The management anticipates effectuating the elimination of the preferred shares and shares of Common Stock to be issued in the second fiscal quarter. Although shareholders have approved the right to change the name of the Company and/or a change in the domicile of the Company, management has not determined when to implement the authorized name change or change of domicile.

NOTE C – SUBSEQUENT EVENTS

On October 20, 2003, Delek Corp., a Texas corporation, was merged into The Havana Republic, Inc. Delek Corp. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties. As consideration for the merger, Delek Corp. or its designees were issued twenty seven million shares of restricted Common Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2003 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

On July 24, 2003, the Company effectuated a 1 for 300 reverse stock split of the Company’s outstanding Common Stock. The principal effect of the reverse stock split was that the number of shares of the Company’s Common Stock issued and outstanding was reduced from 189,941,113 shares as of April 12, 2003 to approximately 633,137 shares. In addition, the Company’s authorized number of shares of Common Stock was reduced from 500,000,000 shares of Common Stock to 1,666,666 shares of Common Stock. Following the reverse stock split, the Company amended the Company’s Articles of Incorporation to increase of the Company’s authorized number of shares of Common Stock (post split) from 1,666,666 to 50,000,000 authorized shares of Common Stock. The preferred shareholders of the Company have agreed to the cancellation or conversion of their preferred shares. The management anticipates effectuating the elimination of the preferred shares and shares of Common Stock to be issued in the second fiscal quarter. Although shareholders have approved the right to change the name of the Company and/or a change in the domicile of the Company, Management has not determined when to implement the authorized name change or change of domicile.

Employees

The Company has no full time and no part time employees.

Asset Purchase Agreement

The Company was unable to raise the required capital to continue its business has divested all of its operations and sold substantially all of its assets. On September 25, 2002, the Company entered into an asset purchase agreement whereby an entity formed by Stephen Schatzman, a director shareholder and chief executive officer, acquired all of the operating assets of the Company’s cigar business in exchange for the assumption of all of the Company’s liabilities. The transaction closed on November 15, 2002. The agreement provided that, at closing, certain Investors agreed to surrender to the Company, in the aggregate $680,000 Stated Value of the Company’s Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the Buyer. At the closing of the purchase, Mr. Schatzman surrendered to the Company for cancellation the Buyer’s interest in the Convertible Preferred Stock ($680,000) of the Company. In addition, Mr. Schatzman transferred his right, title and interest in his Series B Preferred Stock to the Investors. The liquidation preference of these shares was $50,000 and had a carrying value of $20,000. In October 2002, the Investors had loaned $100,000 to the Company with interest at 8% per annum. This debt was assumed by Mr. Schatzman at the closing.

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

Merger

On October 20, 2003, Delek Corp., a Texas corporation, was merged into The Havana Republic, Inc. Delek Corp. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties. As consideration for the merger, Delek Corp. or its designees were issued twenty seven million shares of restricted Common Stock.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003

TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Gross Revenues and Costs of Operations

Net Sales, Cost of Sales, Gross Profit

Sales. Sales decreased from $205,398 for the three-month period ended September 30, 2002 to none for the three-month period ended September 30, 2003. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to September 30, 2003.

Cost of sales. Cost of sales decreased from $68,517 for the three months ended September 30, 2002 to none for the three months ended September 30, 2003. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to September 30, 2003.

Gross Profit. Gross profit decreased from $136,881 for the three months ended September 30, 2002 to none for the three months ended September 30, 2003. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to September 30, 2003.

Operating Expenses

Store Expenses. Store expenses, which include marketing and advertising expenses, rent and salary costs, decreased from $144,251 for the three months ended September 30, 2002 to none for the three months ended September 30, 2003. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no operating expenses to report for the period of November 15, 2002 to September 30, 2003.

General and administrative expenses. General and administrative expenses, which include administrative salaries, travel and entertainment, insurance and other expenses, decreased from $111,173 for the three months ended September 30, 2002 to none for the three months ended September 30, 2003. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no operating expenses to report for the period of November 15, 2002 to September 30, 2003.

Net Loss. Net loss increased from a net loss of ($165,453) for the three months ended September 30, 2002 to no net loss for the three months ended September 30, 2003. This amount reflects the results until November 15, 2002, when, at such time, the Company divested itself of all assets and liabilities. Consequently, there were no operating expenses to report for the period of November 15, 2002 to September 30, 2003.

Liquidity and Capital Resources

Since its inception, the Company has continued to sustain losses. The Company’s operations and growth has been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the period ending September 30, 2003 and prior to the asset sale closing of November 15, 2002, the Company was able to secure a short-term note payable; however, no new securities were issued. Subsequently, on November 15, 2002, the Company divested itself of all assets and liabilities.

Leonard Sternheim, our sole officer and director, has agreed to fund our operations until we receive revenues and/or Leonard Sternheim has the financial means to finance such operations. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, data contained in our records and other available data from third parties, but there can be no assurance that our expectations, beliefs or projections will result, or be achieved, or be accomplished.

On October 20, 2003, Delek Corp., a Texas corporation, was merged into The Havana Republic, Inc. Delek Corp. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties. As consideration for the merger, Delek Corp. or its designees were issued twenty seven million shares of restricted Common Stock.

Current Assets

Cash. As of September 30, 2003, the Company had $0.00 in cash as compared to $100,028 as of September 30, 2002, primarily due to the sale of the operating business on November 15, 2002.

Inventory. As of September 30, 2003, the Company had $0.00 in inventory as compared to $357,406 as of September 30, 2002, primarily due to the sale of the operating business on November 15, 2002.

Prepaid expenses and other current assets. As of September 30, 2003, the Company had $0.00 in prepaid expenses and other current assets as compared to $11,221 as of September 30, 2002, primarily due to the sale of the operating business on November 15, 2002.

Property and Equipment. As of September 30, 2003, the Company had $0.00 in property and equipment as compared to $749,364 as of September 30, 2002, primarily due to the sale of the operating business on November 15, 2002.

Total Assets. As of September 30, 2003, the Company had approximately $0.00 in total current assets as compared to $1,218,739 in total assets as of September 30, 2002, primarily due to the sale of the operating business on November 15, 2002.

Liabilities

Current liabilities. As of September 30, 2003, the Company had $0.00 in current liabilities as compared to $762,032 as of September 30, 2002, primarily due to the sale of the operating business on November 15, 2002.

On November 15, 2002, the Company divested itself of its assets and liabilities. On October 20, 2003, Delek Corp., a Texas corporation, was merged into The Havana Republic, Inc. Delek Corp. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties. As consideration for the merger, Delek Corp. or its designees were issued twenty seven million shares of restricted Common Stock.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our consolidated subsidiaries and us would be made known to him by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

On October 20, 2003, Delek Corp., a Texas corporation, was merged into The Havana Republic, Inc. Delek Corp. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties. As consideration for the merger, Delek Corp. or its designees were issued twenty seven million shares of restricted Common Stock.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports of Form 8-K.

On July 24, 2003, the Registrant reported that the Registrant effectuated a 1 for 300 reverse stock split of the Registrant’s outstanding Common Stock as approved by the majority of shareholders. The new symbol for the stock is HVNR. In addition, the Registrant amended their Articles of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000. The Registrant also announced that the sole member of the Board of Directors of the Registrant, Leonard Sternheim, has approved the change of the address of the corporate office of the Registrant from 300 S.W. First Avenue, Suite 108, Ft. Lauderdale, FL 33301 to 1224 Washington Avenue, Miami Beach, Florida 33139.

No other reports on Form 8-K were filed during the quarter ended September 30, 2003, for which this report is filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HAVANA REPUBLIC, INC.
(Registrant)

By: /S/ LEONARD STERNHEIM
Leonard Sternheim, Sole Director
President, Chief Accounting Officer
Date: November 12, 2003

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.