Form 10QSB
period 2003-12-31
HAVANA REPUBLIC INC/FL
filed 2004-02-18
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDING DECEMBER 31, 2003

                            THE HAVANA REPUBLIC, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                             333-40799                               84-1346897
(State or other jurisdiction of       (Commission File Number)           (I.R.S. Employer Identification No.)
incorporation or organization)


               1224 WASHINGTON AVENUE, MIAMI BEACH, FLORIDA 33139
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (305) 531-1174



               --------------------------------------------------
          (Former name or former address, if changed since last report)


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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of February 18, 2004, 27,633,113 shares of $.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                          PART I FINANCIAL INFORMATION

General

     The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2003 are not necessarily indicative of the results that can be expected for the year ended June 30, 2004.

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

DECEMBER 31, 2003


                                        ASSETS
CASH                                                                                     $        --

OIL AND GAS PROPERTIES                                                                        40,000

GOODWILL                                                                                  12,110,000

OTHER ASSETS                                                                                      --
                                                                                         -----------

        TOTAL ASSETS                                                                     $12,150,000
                                                                                         ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

                                        LIABILITIES

CURRENT LIABILITIES                                                                      $        --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized 5,000,000 shares

Convertible preferred stock-Series A, authorized 2,500 shares; 114 shares issued
and outstanding (aggregate liquidation preference of $182,250)                               158,078

Preferred stock-Series B, authorized 500,000 shares; 200,000 shares issued and
outstanding (aggregate liquidation preference $100,000)                                       40,000

Convertible preferred stock-Series C, authorized 100 shares; 89.30 shares issued
and outstanding (aggregate liquidation preference $210,000)                                  893,248

Convertible preferred stock-Series D, authorized 50 shares; 50 shares issued
and outstanding (aggregate liquidation preference $500,000)                                  500,000

Common stock, no par value authorized 50,000,000 shares; 27,633,113 shares issued
and outstanding and additional paid-in capital                                            17,841,153

Accumulated deficit                                                                       (7,282,479)
                                                                                         -----------

   TOTAL SHAREHOLDERS' EQUITY                                                             12,150,000
                                                                                         -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $12,150,000
                                                                                         ===========

See accompanying auditor's report and notes to financial statements

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND ACCUMULATED DEFICIT

(UNAUDITED)

                                                         FOR THE SIX MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                                   ------------------------------------     --------------------------------------
                                                   DECEMBER 31, 2003  DECEMBER 31, 2002     DECEMBER 31, 2003    DECEMBER 31, 2002
                                                   -----------------  -----------------     -----------------    -----------------
SALES                                                $         --         $    299,453         $         --        $     94,055

COST OF SALES                                                  --              124,166                   --              55,649
                                                     ------------         ------------         ------------        ------------

GROSS PROFIT                                                   --              175,287                   --              38,406

OPERATING EXPENSES
Store expenses                                                 --              197,533                   --              53,282
General and administrative                                     --              169,639                   --              58,466
Depreciation and amortization                                  --               46,500                   --              15,500
Professional fees                                              --               26,410                   --              10,500
                                                     ------------         ------------         ------------        ------------

TOTAL OPERATING EXPENSES                                       --              440,082                   --             137,748
                                                     ------------         ------------         ------------        ------------

NET LOSS FROM OPERATIONS                                       --             (264,795)                  --             (99,342)

OTHER INCOME (EXPENSE)
Loss on disposition of assets and liabilities                  --             (355,342)                  --            (355,342)
Other income (expense)                                         --                1,216                   --              (2,023)
                                                     ------------         ------------         ------------        ------------

NET LOSS                                                       --             (618,921)        $         --        $   (456,707)

ACCUMULATED DEFICIT--beginning                                              (6,663,558)

ACCUMULATED DEFICIT--ending                          $         --         $ (7,282,479)        $         --        $         --

NET LOSS PER COMMON SHARE--BASIC AND DILUTED         $         --         $     (29.07)        $         --        $         --
                                                     ------------         ------------         ------------        ------------

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING--BASIC AND DILUTED (SEE NOTE B)            11,484,707              250,487           21,846,707             210,250

See accompanying auditor's report and notes to financial statements

THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED DECEMBER 31
                                                     ------------------------------------
                                                          2003                  2002
                                                     --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $           --        $     (618,921)

Adjustments to reconcile net loss to net cash
provided by sed in) operating activit  s:
Depreciation and amortization                                    --                46,500
Common stock issued in exchange for services                     --                    --
Disposition of assets and liabilities                            --                68,155
(Increase) Decrease in:
Inventory                                                        --                34,916
Prepaid expenses                                                 --                10,000

Increase (Decrease) in :
Accounts payable and accrued expenses                            --                44,724
                                                     --------------        --------------

NET CASH USED IN OPERATING ACTIVITIES                            --              (414,626)
                                                     --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES                             --                    --
                                                     --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing from short-term note payable                           --               375,000
                                                     --------------        --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        --               375,000
                                                     --------------        --------------

NET DECREASE IN CASH                                             --               (39,626)

Cash--Beginning of period                                        --                39,626

Cash--End of period                                  $           --        $           --
                                                     ==============        ==============

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of oil and gas property                     $   12,150,000        $           --
                                                     ==============        ==============

See accompanying auditor's report and notes to financial statements

                            THE HAVANA REPUBLIC, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 31, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended June 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

Statement No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

NOTE B - STOCKHOLDERS' EQUITY

On July 24, 2003, the Company effectuated a 1 for 300 reverse stock split of the Company's outstanding Common Stock. The principal effect of the reverse stock split was that the number of shares of the Company's Common Stock issued and outstanding was reduced from 189,941,113 shares as of June 30, 2003 to approximately 633,137 shares. In addition, the Company's authorized number of shares of Common Stock was reduced from 500,000,000 shares of Common Stock to 1,666,666 shares of Common Stock. Following the reverse stock split, the Company amended the Company's Articles of Incorporation to increase of the Company's authorized number of shares of Common Stock (post split) from 1,666,666 to 50,000,000 authorized shares of Common Stock. The preferred shareholders of the Company have agreed to the cancellation or conversion of their preferred shares. Management anticipates effectuating the elimination of the preferred shares and shares of Common Stock to be issued in the third fiscal quarter of 2004. Although shareholders have approved the right to change the name of the Company and/or a change in the domicile of the Company, management has not determined when to implement the authorized name change or change of domicile.

In October 2003, Delek Corp., a Texas corporation, was merged into The Havana Republic, Inc. As consideration for the merger, Delek Corp. or its designees were issued 27 million shares of the Company's restricted Common Stock. Delek Corp. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties.

NOTE C - RELATED PARTY TRANSACTIONS

In November 2003, a limited liability company wholly owned by shareholders of the Company paid a deposit of $20,000 to an oil and gas company for the right to purchase leasehold estates known as the Gallagher Gap Prospect in the State of Nevada. The total purchase price of such leasehold estates is $100,000.

NOTE D - SUBSEQUENT EVENTS

RELATED PARTY TRANSACTIONS

In January 2004, a limited liability company wholly owned by shareholders of the Company entered a lease agreement for the rights to 240 acres of land in Beauregard Parrish in the southern region of the State of Louisiana. Under the terms of the lease agreement, the lease obligation for such land shall be satisfied through the application of future revenues, as defined. There can be no assurances that any production may occur or, if productions occurs, that it may prove profitable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION


         Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB/A, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

         Management's Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2003 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

General Development of Business.

         The Havana Republic, Inc., a Florida corporation (the "Company") was formed on March 10, 1996. The Company was engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result of those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder's equity, and almost no remaining cash. The Company was unable to raise the required capital to continue its business in that form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002, the Company entered into an asset purchase agreement (as described below) whereby an entity formed by Stephen Schatzman, a director and shareholder and chief executive officer, would acquire all of the operating assets of the Company's cigar business in exchange for the assumption of all of the Company's liabilities. The transaction closed on November 15, 2002. As a consequence, the Company currently has no assets or material liabilities.

          On October 2, 2002, a preferred shareholder converted his preferred shares into 100,000,000 shares of common stock.

         On March 24, 2003, the Company filed a Definitive 14C Information Statement with the Securities and Exchange Commission to advise the stockholders of shareholder approval to amend the Company's Articles of Incorporation to change the Company's name to LPE Acquisition Corp. (or other such name as may be available), effect a 1-for-300 reverse stock split of the Company's issued and outstanding Common Stock and a corresponding decrease in the number of authorized shares of the Company's Common Stock, amend the Company's Articles of Incorporation to increase of the Company's authorized number of shares of Common Stock (post split) from 1,666,666 to 50,000,000, amend the Company's Articles of Incorporation to eliminate the Company's preferred stock (post split), and change the Company's domicile from Florida to Nevada. Such actions were previously approved by the written consent of the stockholders who collectively hold a majority of the voting power of the Company's capital stock.

         On July 24, 2003, the Company effectuated a 1 for 300 reverse stock split of the Company's outstanding Common Stock. The principal effect of the reverse stock split was that the number of shares of the Company's Common Stock issued and outstanding was reduced from 189,941,113 shares as of April 12, 2003 to approximately 633,137 shares. In addition, the Company's authorized number of shares of Common Stock was reduced from 500,000,000 shares of Common Stock to 1,666,666 shares of Common Stock. Following the reverse stock split, the Company amended the Company's Articles of Incorporation to increase of the Company's authorized number of shares of Common Stock (post split) from 1,666,666 to 50,000,000 authorized shares of Common Stock. The preferred shareholders of the Company have agreed to the cancellation or conversion of their preferred shares. The management anticipates effectuating the elimination of the preferred shares and shares of Common Stock to be issued in the second fiscal quarter. Although shareholders have approved the right to change the name of the Company and/or a change in the domicile of the Company, Management has not determined when to implement the authorized name change or change of domicile.

Asset Purchase Agreement

         The Company was unable to raise the required capital to continue its business has divested all of its operations and sold substantially all of its assets. On September 25, 2002 the Company entered into an asset purchase agreement whereby an entity formed by Stephen Schatzman, a director shareholder and chief executive officer, acquired all of the operating assets of the Company's cigar business in exchange for the assumption of all of the Company's liabilities. The transaction closed on November 15, 2002. The agreement provided that, at closing, certain Investors agreed to surrender to the Company, in the aggregate $680,000 Stated Value of the Company's Convertible Preferred Stock for, in the aggregate, the issuance to the Investors of $680,000 principle amount of 5% notes and 33% of the fully diluted common equity of the Buyer. At the closing of the purchase, Mr. Schatzman surrendered to the Company for cancellation the Buyer's interest in the Convertible Preferred Stock ($680,000) of the Company. In addition, Mr. Schatzman transferred his right, title and interest in his Series B Preferred Stock to the Investors. The liquidation preference of these shares was $50,000 and had a carrying value of $20,000. In October 2002, the Investors had loaned $100,000 to the Company with interest at 8% per annum. This debt was assumed by Mr. Schatzman at the closing. Pursuant to this agreement, Stephen Schatzman was issued sufficient common shares of the Company to own 5% of the outstanding shares.

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

Merger

            On October 20, 2003, Delek Corp., a Texas corporation, was merged into The Havana Republic, Inc. As consideration for the merger, Delek Corp. or its designees were issued 27 million shares of restricted common stock. Delek Corp. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties. At the time of the merger Delek Corp. owned all the rights to the leasehold estates known as the Lodgepole Prospect in Stark County, North Dakota. The Lodgepole Reef Fairway Play - Williston Basin

            This is an exploration activity for the Mississippian aged Lodgepole carbonate build-ups in the Williston Basin of Montana and North Dakota. A new exploration technique is being applied to this exploration activity, and, in management's opinion, should it prove successful, it will be a very material event for the Company. The Lodgepole limestone was deposited in a very shallow ancestral Williston Basin. The carbonate formation was developed as thousands of small, circular limestone build-ups, or "reefs". The average distribution of the build-ups is about 4 reefs per square-mile section. The Lodgepole reefs were deposited within a "fairway" a thousand miles long and thirty miles wide on the shelf of the Williston Basin. The reservoirs may produce as much as 2,000 barrels per day (BOPD) at depths of 500 to 9,500 feet. The most prolific reefs have each produced as much as 4,000,000 barrels of light, sweet oil. Delek Corp. has leased two Lodgepole reefs, and signed a letter of intent for two additional reef leaseholds and Delek Corp. will be the operator of this project. Delek Corp. expects to start drilling operations in the second quarter of 2004. There can be no assurances that any production may occur or, if productions occurs, that it may prove profitable.

Gallagher Gap Prospect

            In November 2003, a limited liability company wholly owned by shareholders of the Company paid a deposit of $20,000 to an oil and gas company for the right to purchase leasehold estates known as the Gallagher Gap Prospect in the State of Nevada. The total purchase price of such leasehold estates is $100,000. Beauregard Parrish In January 2004, a limited liability company wholly owned by shareholders of the Company entered a lease agreement for the rights to 240 acres of land in Beauregard Parrish in the southern region of the State of Louisiana. Under the terms of the lease agreement, the lease obligation for such land shall be satisfied through the application of future revenues, as defined. The Company has targeted prospects in Louisiana which it plans to pursue in accordance with its exploration and drilling strategy. There can be no assurances that any production may occur or, if productions occurs, that it may prove profitable.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2003
                      TO SIX MONTHS ENDED DECEMBER 31, 2002


GROSS REVENUES AND COSTS OF OPERATIONS

NET SALES, COST OF SALES, GROSS PROFIT

SALES. Sales decreased from $299,453 for the six-month period ended December 31, 2002 to none for the six-month period ended December 31, 2003. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2003.

COST OF SALES. Cost of sales decreased from $124,166 for the six months ended December 31, 2002 to none for the six months ended December 31, 2003. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2003.

GROSS PROFIT. Gross profit decreased from $175,287 for the six months ended December 31, 2002 to none for the six months ended December 31, 2003. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2003.

OPERATING EXPENSES

STORE EXPENSES. Store expenses, which include marketing and advertising expenses, rent and salary costs, decreased from $197,533 for the six months ended December 31, 2002 to none for the six months ended December 31, 2003. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses, which include administrative salaries, travel and entertainment, insurance and other expenses, decreased from $169,639 for the six months ended December 31, 2002 to none for the six months ended December 31, 2003. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2003.

NET LOSS. Net loss increased from a net loss of ($618,921) for the six months ended December 31, 2002 to no net loss for the six months ended December 31, 2003. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2003.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2003
                     TO THREE MONTHS ENDED DECEMBER 31, 2002


GROSS REVENUES AND COSTS OF OPERATIONS

NET SALES, COST OF SALES, GROSS PROFIT

SALES. Sales decreased from $94,055 for the three-month period ended December 31, 2002 to none for the three-month period ended December 31, 2003. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2003.


COST OF SALES. Cost of sales decreased from $55,649 for the three months ended December 31, 2002 to none for the three months ended December 31, 2003. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2003.


GROSS PROFIT. Gross profit decreased from $38,406 for the three months ended December 31, 2002 to none for the three months ended December 31, 2003. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2003.


OPERATING EXPENSES

STORE EXPENSES. Store expenses, which include marketing and advertising expenses, rent and salary costs, decreased from $53,282 for the three months ended December 31, 2002 to none for the three months ended December 31, 2003. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses, which include administrative salaries, travel and entertainment, insurance and other expenses, decreased from $58,466 for the three months ended December 31, 2002 to none for the three months ended December 31, 2003. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2003.

NET LOSS. Net loss increased from a net loss of ($456,707) for the three months ended December 31, 2002 to no net loss for the three months ended December 31, 2003. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company sustained losses. The Company's operations and growth had been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the period ending December 31, 2003 and prior to the asset sale closing of November 15, 2002, the Company was able to secure a short-term note payable; however, no new securities were issued. Subsequently, on November 15, 2002, the Company divested itself of all assets and liabilities.

Leonard Sternheim, our sole officer and director has agreed to fund the Company's operations until the Company receives revenues. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, data contained in the Company's records and other available data from third parties, but there can be no assurance that the Company's expectations, beliefs or projections will result, or be achieved, or be accomplished.

On October 20, 2003, Delek Corp., a Texas corporation, was merged into The Havana Republic, Inc. Delek Corp. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties. As consideration for the merger, Delek Corp. or its designees were issued twenty seven million shares of restricted common stock. Management believes that the revenue that may be produced by Delek Corp. will eventually fund the Company. No assurances can be made that such revenues shall occur.

CURRENT ASSETS

CASH. As of December 31, 2003, the Company had $0.00 in cash as compared to $0.00 in cash as of December 31, 2002 and June 30, 2003, primarily due to the sale of the operating business on November 15, 2002.

INVENTORY. As of December 31, 2003, the Company had $0.00 in inventory as compared to $0.00 in inventory as of December 31, 2002 and June 30, 2003, primarily due to the sale of the operating business on November 15, 2002.

PREPAID EXPENSES AND OTHER CURRENT ASSETS. As of December 31, 2003, the Company had $0.00 in prepaid expenses and other current assets as compared to $0.00 in prepaid expenses and other current assets as of December 31, 2002 and June 30, 2003, primarily due to the sale of the operating business on November 15, 2002.

PROPERTY AND EQUIPMENT. As of December 31, 2003, the Company had $0.00 in property and equipment as compared to $0.00 in property and equipment as of December 31, 2002 and June 30, 2003, primarily due to the sale of the operating business on November 15, 2002.

TOTAL ASSETS. As of December 31, 2003, the Company had approximately $0.00 in total current assets as compared to $0.00 in total current assets as of December 31, 2002 and June 30, 2003, primarily due to the sale of the operating business on November 15, 2002.

LIABILITIES

CURRENT LIABILITIES. As of December 31, 2003, the Company had $0.00 in current liabilities as compared to $0.00 in current liabilities as of December 31, 2002 and June 30, 2003, primarily due to the sale of the operating business on November 15, 2002.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our consolidated subsidiaries and us would be made known to him by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

            Not applicable

Item 2.  Changes in Securities

            None.

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

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

         32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports of Form 8-K.

            On October 21, 2003, the Company announced that Delek Corp., a Texas corporation, was merged into the Company.

            On December 19, 2003, the Company published the financial statements required as a consequence of the merger of Delek Corp. into the Company.




                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE HAVANA REPUBLIC, INC.
                                  (Registrant)

                                        By: /S/ LEONARD STERNHEIM
                                            ----------------------------------
                                            Leonard Sternheim, Sole Director
                                            President, Chief Accounting Officer
                                            Date:  February 18, 2004