Form 10QSB
period 2004-03-31
HAVANA REPUBLIC INC/FL
filed 2004-05-19
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDING MARCH 31, 2004

                            THE HAVANA REPUBLIC, INC.

             (Exact name of registrant as specified in its charter)

            NEVADA                            333-40799                       84-1346897
(State or other jurisdiction of      (Commission File Number)     (I.R.S. Employer Identification No.)
incorporation or organization)

      1224 WASHINGTON AVENUE, MIAMI BEACH, FLORIDA                   33139
--------------------------------------------------------------------------------
       (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (305) 531-1174
                                                           --------------

          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

As of May 19, 2004, 27,633,113 shares of $.01 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                          PART I FINANCIAL INFORMATION

General

      The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ended June 30, 2004.

                      HAVANA REPUBLIC INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               AS OF AND FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
      Consolidated Condensed Balance Sheet.................................  2

      Consolidated Condensed Statements of Operations and
        Accumulated Deficit................................................  3

      Consolidated Condensed Statements of Cash Flows......................  4

      Notes to Consolidated Condensed Financial Statements.................  5-6

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                 March 31, 2004

                                     ASSETS
CASH                                                                                    $         --

OIL AND GAS PROPERTIES                                                                        40,000

GOODWILL                                                                                  12,110,000

OTHER ASSETS                                                                                      --
                                                                                        ------------

      TOTAL ASSETS                                                                      $ 12,150,000
                                                                                        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                   LIABILITIES


CURRENT LIABILITIES                                                                     $         --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized 5,000,000 shares

   Convertible preferred stock-Series A, authorized 2,500 shares; 114 shares issued
      and outstanding (aggregate liquidation preference of $182,250)                         158,078

   Preferred stock-Series B, authorized 500,000 shares; 200,000 shares issued and
      outstanding (aggregate liquidation preference $100,000)                                 40,000

   Convertible preferred stock-Series C, authorized 100 shares; 89.30 shares issued
      and outstanding (aggregate liquidation preference $210,000)                            893,248

   Convertible preferred stock-Series D, authorized 50 shares; 50 shares issued
      and outstanding (aggregate liquidation preference $500,000)                            500,000

Common stock, no par value authorized 50,000,000 shares; 27,633,113 shares issued
   and outstanding and additional paid-in capital                                         17,841,153

Accumulated deficit                                                                       (7,282,479)
                                                                                        ------------

      TOTAL SHAREHOLDERS' EQUITY                                                          12,150,000
                                                                                        ------------


         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 12,150,000
                                                                                        ============

See accompanying auditors' report and notes to the financial statements.

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED DEFICIT

                                   (Unaudited)

                                                            For the nine months ended          For the three months ended
                                                        --------------------------------    --------------------------------

                                                        March 31, 2004    March 31, 2003    March 31, 2004    March 31, 2003
                                                        --------------    --------------    --------------    --------------
SALES                                                    $         --      $    299,453      $         --      $         --

COST OF SALES                                                      --           124,166                --                --
                                                         ------------      ------------      ------------      ------------

                                                         ------------      ------------      ------------      ------------
GROSS PROFIT                                                       --           175,287                --                --

OPERATING EXPENSES
Store expenses                                                     --           197,533                --                --
General and administrative                                         --           169,639                --                --
Depreciation and amortization                                      --            46,500                --                --
Professional fees                                                  --            26,410                --                --
                                                         ------------      ------------      ------------      ------------

TOTAL OPERATING EXPENSES                                          --           440,082                --                --
                                                         ------------      ------------      ------------      ------------

NET LOSS FROM OPERATIONS                                           --          (264,795)               --                --


OTHER INCOME (EXPENSE)
Loss on disposition of assets and liabilities                      --          (355,342)               --                --
Other income (expense)                                             --             1,216                --                --
                                                         ------------      ------------      ------------      ------------

NET LOSS                                                 $         --      $   (618,921)     $         --      $         --

ACCUMULATED DEFICIT--beginning                                     --        (6,663,558)               --                --
                                                         ------------      ------------      ------------      ------------

ACCUMULATED DEFICIT--ending                              $         --      $ (7,282,479)     $         --      $         --
                                                         ============      ============      ============      ============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED             $         --      $         --      $         --                $-
                                                         ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC
AND DILUTED (SEE NOTE B)                                   16,636,000        75,146,000        28,266,000        63,075,000
                                                         ============      ============      ============      ============

See accompanying auditors' report and notes to the financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                         For the nine months ended March 31
                                                                         ----------------------------------
                                                                                 2004           2003
                                                                             -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                     $        --     $(618,921)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization                                                         --        46,500
Common stock issued in exchange for services                                          --            --
Disposition of assets and liabilities                                                 --        68,155
(Increase) Decrease in:
Inventory                                                                             --        34,916
Prepaid expenses                                                                      --        10,000

Increase (Decrease) in :
Accounts payable and accrued expenses                                                 --        44,724
                                                                             -----------     ---------

NET CASH USED IN OPERATING ACTIVITIES                                                 --      (414,626)

CASH FLOWS FROM INVESTING ACTIVITIES                                                  --            --
                                                                             -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing from short-term note payable                                                --       375,000
                                                                             -----------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             --       375,000
                                                                             -----------     ---------

NET DECREASE IN CASH                                                                  --       (39,626)

Cash--Beginning of period                                                             --        39,626

Cash--End of period                                                          $        --     $      --
                                                                             ===========     =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of oil and gas property                                             $        --     $      --
                                                                             ===========     =========

See accompanying auditors' report and notes to the financial statements

                   THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2004

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended June 30, 2003.

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

NOTE D - COMMITMENTS AND CONTINGENCIES

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

Joint venture agreement with Les Iles Petroles Internationaux, LLC

On March 23, 2004, Delek Corp., a wholly-owned subsidiary, signed a letter of intent for a joint venture agreement with Les Iles Petroles Internationaux, LLC, an affiliated company, to do exploration in the Williston Basin of North Dakota where the Company has already secured a few leases, and in the Hardeman Basin in western Texas.

The joint venture will be exploring mainly for geologic formations called Lodgepole reefs. The Company plans to start drilling at some of these locations in the next 30 days. The joint venture provides Delek Corp. with a 20% interest in up to 100 future drilling sites. Final details of the agreement are subject to change. The letter of intent executed by the two parties is considered proprietary to Les Iles and cannot be published. The definitive agreement will be published upon execution. Management believes that a final agreement will lead to a larger pool of locations to drill and therefore increases the chance of success of a drilling program. The Company already has interests in these areas (see above).

This is an exploration play for the Mississippian aged Lodgepole carbonate build-ups in the Williston Basin of Montana and North Dakota and the Hardeman Basin of western Texas. A new exploration technique (see below) is being applied to this play, and should it prove successful, it will be a material event for the Company. The Lodgepole limestone was deposited in a very shallow ancestral Williston Basin. The carbonate formation was developed as thousands of small, circular limestone build-ups, or "reefs". The average distribution of the build-ups is about 4 reefs per square-mile section. The Lodgepole reefs were deposited within a "fairway" a thousand miles long and thirty miles wide on the shelf of the Williston Basin. The reservoirs may produce as much as 2,000 barrels per day at depths of 500 to 9,500 feet. The most prolific reefs have each produced as much as 4,000,000 barrels of light, sweet oil.

The Lodgepole reefs are visible in surface outcrop in the far western part of the Williston Basin. This allows the sense of scale and geometry of the reefs can be observed first hand. The lithologic complexity of the reservoirs can also be examined. Delek Corp.'s technology partner in this play is a company named Oil For America (OFA). OFA has applied a proprietary photo-analytical program known as All Remote Sensing analysis. This analysis detects the location of Waulsortian reef cores. This program produces well-defined images that correlate with the oil producing wells.

As of April 21, 2004, Delek Corp. begun drilling in the Hardeman Basin. Drilling is underway on the Caldwell #1 in Hardeman County. Patterson Rig #31 has been contracted to drill to a total depth of 9,500 feet.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 COMPARISON OF NINE MONTHS ENDED MARCH 31, 2004
                       TO NINE MONTHS ENDED MARCH 31, 2003

GROSS REVENUES AND COSTS OF OPERATIONS

NET SALES, COST OF SALES, GROSS PROFIT

SALES. Sales decreased from $299,453 for the nine-month period ended March 31, 2003 to none for the nine-month period ended March 31, 2004. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to March 31, 2004 and the focus of the Company on exploration and drilling, neither of which has produced any revenues to date.

COST OF SALES. Cost of sales decreased from $124,166 for the nine months ended March 31, 2003 to none for the nine months ended March 31, 2004. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to March 31, 2004 and the focus of the Company on exploration and drilling, neither of which has produced any revenues to date.

GROSS PROFIT. Gross profit decreased from $175,287 for the nine months ended March 31, 2003 to none for the nine months ended March 31, 2004. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to March 31, 2004 and the focus of the Company on exploration and drilling, neither of which has produced any revenues to date.

OPERATING EXPENSES

TOTAL OPERATING EXPENSES. Total Operating Expenses, decreased from $440,082 for the nine months ended March 31, 2003 to none for the nine months ended March 31, 2004. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to March 31, 2004 and the focus of the Company on exploration and drilling, neither of which has produced any revenues to date nor incurred any operating expenses.

NET LOSS. Net loss decreased from a net loss of ($618,921) for the nine months ended March 31, 2003 to no net loss for the nine months ended March 31, 2004. This amount reflects the consequences of the Company divesting itself of all assets and liabilities resulting in no net sales, cost of sales or gross profit to report for the period of November 15, 2002 to March 31, 2004 and the focus of the Company on exploration and drilling, neither of which has produced any revenues to date nor incurred any operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company sustained losses. The Company's operations and growth had been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the period ending March 31, 2004 and prior to the asset sale closing of November 15, 2002, the Company was able to secure a short-term note payable; however, no new securities were issued. Subsequently, on November 15, 2002, the Company divested itself of all assets and liabilities.

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

CURRENT ASSETS

      CASH. As of March 31, 2004, the Company had $0.00 in cash as compared to $0.00 in cash as of March 31, 2003 and June 30, 2003, primarily due to the sale of the operating business on November 15, 2002 and the focus of the Company on exploration and drilling, neither of which has produced any revenues to date nor incurred any operating expenses.

      INVENTORY. As of March 31, 2004, the Company had $0.00 in inventory as compared to $0.00 in inventory as of March 31, 2003 and June 30, 2003, primarily due to the sale of the operating business on November 15, 2002 and the focus of the Company on exploration and drilling, neither of which has produced any revenues to date nor incurred any operating expenses.

      PREPAID EXPENSES AND OTHER CURRENT ASSETS. As of March 31, 2004, the Company had $0.00 in prepaid expenses and other current assets as compared to $0.00 in prepaid expenses and other current assets as of March 31, 2003 and June 30, 2003, primarily due to the sale of the operating business on November 15,

2002 and the focus of the Company on exploration and drilling, neither of which has produced any revenues to date nor incurred any operating expenses.

      PROPERTY AND EQUIPMENT. As of March 31, 2004, the Company had $0.00 in property and equipment as compared to $0.00 in property and equipment as of March 31, 2003 and June 30, 2003, primarily due to the sale of the operating business on November 15, 2002 and the focus of the Company on exploration and drilling, neither of which has produced any revenues to date nor incurred any operating expenses.

      TOTAL ASSETS. As of March 31, 2004, the Company had approximately $0.00 in total current assets as compared to $0.00 in total current assets as of March 31, 2003 and June 30, 2003, primarily due to the sale of the operating business on November 15, 2002 and the focus of the Company on exploration and drilling, neither of which has produced any revenues to date nor incurred any operating expenses.

LIABILITIES

      CURRENT LIABILITIES. As of March 31, 2004, the Company had $0.00 in current liabilities as compared to $0.00 in current liabilities as of March 31, 2003 and June 30, 2003, primarily due to the sale of the operating business on November 15, 2002 and the focus of the Company on exploration and drilling, neither of which has produced any revenues to date nor incurred any operating expenses.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Changes in Securities

      None.

Item 3. Defaults upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

      A. Exhibits:

      14.   Code of Ethics

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

      32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports of Form 8-K.

      No reports on Form 8-K were filed during the quarter ended March 31, 2004, for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE HAVANA REPUBLIC, INC.
                                  (Registrant)

May 19, 2004           /s/ Leonard Sternheim
                       ---------------------
                       Leonard Sternheim,
                       Chief Executive Officer
                       (PRINCIPAL EXECUTIVE OFFICER)

May 19, 2004           /s/ Leonard Sternheim
                       ---------------------
                       Leonard Sternheim,
                       Chief Accounting Officer
                       (PRINCIPAL ACCOUNTING OFFICER)