Form 10KSB
period 2004-06-30
HAVANA REPUBLIC INC/FL
filed 2004-10-29
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

Commission File Number: 333-40799

DELEK RESOURCES, INC.
(name of small business issuer as specified in its charter)

Florida	84-1346897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1224 Washington Avenue, Miami Beach, FL 33139
(Address and Zip Code of Principal Executive Offices)

Issuer’s Telephone Number: (305) 531-1174

THE HAVANA REPUBLIC, INC.

(Former name or former address, if changed since last report)

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. ☒

State issuer’s revenues for its most recent fiscal year: $0.00.

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of October 14, 2004 was approximately $[ ]. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of October 21, 2004, was 32,345,250.

Transitional Small Business Disclosure Format:

Yes☐     No ☒

DELEK RESOURCES, INC.
F/k/a THE HAVANA REPUBLIC, INC.
Report on Form 10-KSB
For the Fiscal Year Ended June 30 2004

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Delek Resource, Inc. f/k/a The Havana Republic, Inc. (the “Company” or “DLKR”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on future retail sales; FDA rules and regulations; competition; dependence on management;; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

PART I
ITEM 1.   DESCRIPTION OF BUSINESS

         A.     General Development of Business.

The Havana Republic, Inc., a Florida corporation (the “Company”) was formed on March 10, 1996. The Company was engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result of those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder’s equity, and almost no remaining cash. The Company was unable to raise the required capital to continue its business in that form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002, the Company entered into an asset purchase agreement (as described below) whereby an entity formed by Stephen Schatzman, a director and shareholder and chief executive officer, would acquire all of the operating assets of the Company’s cigar business in exchange for the assumption of all of the Company’s liabilities. The transaction closed on November 15, 2002. As a consequence, the Company had no assets or material liabilities.

On October 2, 2002, a preferred shareholder converted his preferred shares into 100,000,000 shares of common stock.

On July 24, 2003, the Company effectuated a 1 for 300 reverse stock split of the Company’s outstanding Common Stock. The principal effect of the reverse stock split was that the number of shares of the Company’s Common Stock issued and outstanding was reduced from 189,941,113 shares as of June 30, 2003 to approximately 633,133 shares. In addition, the Company’s authorized number of shares of Common Stock was reduced from 500,000,000 shares of Common Stock to 1,666,666 shares of Common Stock. Following the reverse stock split, the Company amended the Company’s Articles of Incorporation to increase of the Company’s authorized number of shares of Common Stock (post split) from 1,666,666 to 500,000,000 authorized shares of Common Stock. The preferred shareholders of the Company have agreed to the cancellation or conversion of their preferred shares. Management anticipates effectuating the elimination of the preferred shares and shares of Common Stock to be issued in the third fiscal quarter of 2004. Although shareholders have approved the right to a change in the domicile of the Company, management has not determined when or if to implement a change of domicile.

In October 2003, Delek Corp., a Texas corporation, was merged into The Havana Republic, Inc. As consideration for the merger, Delek Corp. or its designees were issued 27 million shares of the Company’s restricted Common Stock. Delek Corp. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties.

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

In October, 2004, the Company changed its name from The Havana Republic, Inc. to Delek Resources, Inc. and was assigned a new symbol of “DLKR” for the trading of its common stock on the over-the-counter Bulletin Board market.

Employees

The Company has no full time and no part time employees.

A.     General Development of Business. (Continued)

Merger

On October 20, 2003, Delek Corp., a Texas corporation, was merged into The Havana Republic, Inc. As consideration for the merger, Delek Corp. or its designees were issued 27 million shares of restricted common stock. The merger was accounted for as a reverse acquisition Delek Corp. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties. At the time of the merger Delek Corp. owned all the rights to the leasehold estates known as the Lodgepole Prospect in Stark County, North Dakota.

The Lodgepole Reef Fairway Play - Williston Basin

This is an exploration activity for the Mississippian aged Lodgepole carbonate build-ups in the Williston Basin of Montana and North Dakota. A new exploration technique is being applied to this exploration activity, and, in management's opinion, should it proves successful, it will be a very material event for the Company. The Lodgepole limestone was deposited in a very shallow ancestral Williston Basin. The carbonate formation was developed as thousands of small, circular limestone build-ups, or “reefs". The average distribution of the build-ups is about 4 reefs per square-mile section. The Lodgepole reefs were deposited within a "fairway" a thousand miles long and thirty miles wide on the shelf of the Williston Basin. The reservoirs may produce as much as 2,000 barrels per day (BOPD) at depths of 500 to 9,500 feet. The most prolific reefs have each produced as much as 4,000,000 barrels of light, sweet oil. Delek Corp. has leased two Lodgepole reefs, and signed a letter of intent for two additional reef leaseholds and Delek Corp. will be the operator of this project. Delek Corp. expects to start drilling operations in the second quarter of 2004. There can be no assurances that any production may occur or, if productions occurs, that it may prove profitable.

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

This is an exploration play for the Mississippian aged Lodgepole carbonate build-ups in the Williston Basin of Montana and North Dakota and the Hardeman Basin of western Texas. A new exploration technique (see below) is being applied to this play, and should it prove successful, it will be a material event for the Company. The Lodgepole limestone was deposited in a very shallow ancestral.

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

The Lodgepole reefs are visible in surface outcrop in the far western part of the Williston Basin. This allows the sense of scale and geometry of the reefs can be observed first hand. The lithologic complexity of the reservoirs can also be examined. Delek Corp.’s technology partner in this play is a company named
Oil for America (OFA). OFA has applied a proprietary photo-analytical program known as All Remote Sensing analysis. This analysis detects the location of
Waulsortian reef cores. This program produces well-defined images that correlate with the oil producing wells.

As of April 21, 2004, Delek Corp. began drilling in the Hardeman Basin. Drilling is underway on the Caldwell #1 in Hardeman County. Patterson Rig #31 has been contracted to drill to a total depth of 9,500 feet.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.     Market Information.

The Company’s Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board. The high and low bid prices for the Common Stock, as reported by the OTC Bulletin Board for each quarter during the last two fiscal years were as follows:

Quarter Ended	High	Low
September 30, 2002	$0.90*	$0.27*
December 31, 2002	$1.20*	$0.03*
March 31, 2003	$1.20*	$0.24*
June 30, 2003	$0.90*	$0.09*
September 30, 2003	$1.50*	$0.17*
December 31, 2003	$1.35	$0.35
March 31, 2004	$1.99	$0.60
June 30, 2004	$1.80	$0.70

*	Adjusted for stock split 1:300 July 24, 2003

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions. Following the reverse stock split, at the close of business on October 10, 2003, the high was $0.51 and the low was $0.45. On October 20, 2004, the high was $0.45 and the low was $0.45.

B.     Holders

As of October 21, 2004, there were approximately 155 holders of record of the Common Stock.

C.    Dividends.

The Company has not paid any dividends on its capital stock since its inception and the Board of Directors of the Company does not contemplate doing so in the near future.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this report.

Our business efforts for the next twelve months will be centered on the acquisition, either alone or with others, of interests in proved and developed and unproved and undeveloped producing and non-producing oil and gas leases, pursuing development of the Williston Basin, Gallagher Gap Prospect and Hardeman Basin projects and pursuing, other properties.

We believe that we have or have access to (via shareholder loans) sufficient funds to pay our current operating expenses for the next 12 months, including but not limited to our legal and accounting expenses to comply with our reporting obligations to the SEC and other annual fees.

Forward Looking Statements

The information provided in this report may contain “forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. Any potential investor reviewing this report is advised to review the “Additional Cautionary Statements" section below for more information about risks that could affect our financial results.

Additional Cautionary Statements

FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

An investment in us involves a high degree of risk and should be undertaken only by persons whose financial resources are sufficient to enable them to assume such risk and to bear the total loss of their investment. This section sets forth a brief summary of some of the principal risk factors. If the Company is unable to address and deal with one or more of the risks described below or any other risks which it may face, then its business, operating results and financial condition could be materially adversely affected, and you could lose all or part of your investment. For these reasons, prospective investors should carefully consider the risks described below as well as any other possible risks that could be important.

WE HAVE NO OPERATING HISTORY.

Because we have no operating history, there is no basis on which to evaluate our proposed business and prospects. We are a development stage company and have never had any significant operations other than research and development.

WE ARE A DEVELOPMENT STAGE COMPANY.

Our prospects must be considered in light of the extraordinary risks, unforeseen costs and expenses, problems and difficulties which development stage companies normally encounter. We must, among other things, successfully complete our development, establish and then maintain new relationships, implement our business, complete the acquisition of additional oil and gas leases, undertake drilling operations, respond to competitive developments and have sufficient capital to attract, retain and motivate qualified personnel. We are not profitable and expect to require significant operating capital in order to implement our proposed business. If we fail to address adequately any of these risks or difficulties our business would likely fail to develop.

BUSINESS RISKS.

Oil and gas exploration involves a high degree of risk.

The oil and natural gas industries are subject to the payment of royalties and taxation, which tend to be high compared with those payable with respect to other commercial activities. Exploration and production require high levels of investment and have particular economic risks and opportunities. They are subject to natural hazards and other uncertainties including those relating to the physical characteristics of an oil or natural gas field.

The results of exploration are unpredictable and often unprofitable. At least four major factors can make a producing well unprofitable: (I) natural hazards; (ii) industry conditions such as competition, demand, and governmental regulations; (iii) future developments in the energy industry; and (iv) conditions in related industries.

The natural hazards involved in the drilling of oil or gas wells can include peculiar and unexpected formations, pressures, and other problems that were not anticipated and which are expensive to solve. Such problems can result in property damage or personal injury from fire or explosion.

We may be subject to liabilities for pollution and for other similar damages, and we may suffer losses against which we cannot obtain insurance or where the cost of insurance is prohibitive. Uninsured liabilities would diminish the amount of funds available for to us for exploration, development or otherwise and could result in the loss of our property.

We expect to be reliant upon related industries such as oil field supply businesses and research enterprises which provide technologies to enhance production and improve recovery. Our ability to produce from any wells we develop, extend the life of any of those wells and enhance the amount of any recovery depends on the availability of and improvements in such technologies and in our ability to apply such technologies to any such wells.

WE WILL NEED ADDITIONAL FINANCING.

Because of the limited capital available to us for the foreseeable future, we may require additional financing. We are unable to currently determine the nature or extent of any additional financing that we may require. We will incur legal and accounting expenses to comply with our reporting obligations to the SEC; we will be obligated to pay our operating expenses as they arise; and if we fail to pay the required annual fees to the State of Florida, we will be administratively dissolved. If we need to raise additional funds, the funds may not be available when we need them and if available, the terms may not be favorable to us. If funds are not available when we need them, we may be forced to terminate our business.

IF WE ISSUE EQUITY SECURITIES, DILUTION WILL OCCUR.

If additional funds are raised through the issuance of equity securities or if we otherwise issue our equity securities, the percentage ownership of our stockholders will be reduced; stockholders may experience dilution; and those securities may have rights, preferences or privileges senior to those of the rights of the holders of our common stock.

WE CANNOT PROVIDE ANY ASSURANCE OF PROFITABILITY AND WE ANTICIPATED LOSSES.

We have incurred losses since our inception through the end of our fiscal year 2004 of approximately $1,995,000 and we may not ever generate sufficient revenues to achieve profitability, and even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability in the future. Furthermore, our current and future drilling
Activities required substantial amounts in advance of the receipt of any revenue that might be generated as a result of such activities. Accordingly, we expect to sustain substantial losses. Furthermore, if we are not successful in our test well efforts within the Area or if successful, if such well is not commercially viable, we may be forced to terminate our business.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE BUSINESS.

If we are successful in achieving our plans for development, we may not be able to successfully manage our resulting business. Any growth in our business will place a significant strain on our technical, financial and managerial resources. As part of any growth of our business, we will have to implement operational and financial systems and procedures and controls to Acquire, train and manage employees.

WE ARE DEPENDENT UPON KEY PERSONNEL.

We are dependent on our officer, although we have employment agreements with him. Because our potential success is dependent upon, among other things, the personal efforts, abilities and business relationships of our officer, if any of he were to terminate employment with us or become unable to be employed before a qualified successor, if any, could be found our business could be expected to suffer. We do not maintain "key person" insurance on any of
Our officers

THE OIL AND GAS BUSINESS IS HIGHLY COMPETITIVE.

There is intense competition within the oil and natural gas industries as to virtually all aspects of the oil and natural gas business, and we anticipate that substantially all of our competitors will have greater financial resources, technical expertise and managerial capabilities than we do. Such competitors are able to undertake more extensive acquisition, development and production activities and make more attractive offers to potential employees and third-party providers. We are not now and do not expect to be a major factor in the oil and gas industry, and we can not predict whether we will be able to compete successfully against any of our competitors or how our business prospects will suffer as a result of such competition.

WE WILL BE DEPENDENT ON LICENSES OR OTHER AGREEMENTS IN ORDER TO ENGAGE IN OUR PROPOSED BUSINESS.

In order to drill for, recover, transport or sell any gas or other hydrocarbons from any other area in which we may attempt to conduct operations we will generally be required to obtain licenses and permits and enter into agreements with various land owners and/or government authorities. The issuance of these permits and licenses generally will be contingent upon the consent of the governmental authority having jurisdiction over the production area, which entities have broad discretion in determining whether or not to grant such authority. Moreover, even if obtained, such licenses, permits, and agreements will generally contain numerous restrictions and require payment of a development/exploration fee, typically based on the recoverable reserves or expenditures. The amount of any such fee and other terms will determine in part, the commercial viability of any extraction project. We can provide no assurance that we will be able to maintain any existing license or agreement or that any existing license or agreement may not be materially varied or that we will be able to acquire any required license or agreement, and if any of our existing licenses or agreements are varied or if we are not successful in maintaining and acquiring other necessary licenses or agreements we may be forced to terminate our business.

WE WILL BE REQUIRED TO RELY UPON SERVICES PROVIDED TO US BY THIRD PARTIES.

We expect to be totally dependant upon third-party providers to enable us to engage in all of our business activities. Such parties may include, but may not be limited to, consultants engaged to provide reserve calculations, production optimization, and seismic interpretation; production equipment designers, production equipment suppliers and third party drilling contractors. We will not have the independent ability to transact any of the business that we expect to undertake. Accordingly, we will be required to establish and maintain strategic relationships with a wide array of third party providers in order to engage in any meaningful business activity. If we are unable to establish and maintain relationships with such third party providers our business prospects will be hurt.

WE WILL BE SUBJECT TO GOVERNMENT REGULATION.

We are subject to regulations applicable to businesses generally, and to the myriad of local, national and international laws and regulations directly applicable to oil and gas business. The oil and natural gas industries are particularly subject to regulation and intervention by governments throughout the world in such matters as the award of exploration and production interests, the imposition of specific drilling obligations, environmental protection controls, control over the development and decommissioning of a field (including restrictions on production) and, possibly, nationalization, expropriation or cancellation of contract rights. As our business develops we will be required to learn the nature and extent of the laws that may be applicable to us and to assure that we comply with our obligations under such laws. We are not certain of the impact upon us of any existing laws or regulations or the nature or extent of any proposed laws. Likewise, impact of complying with existing or newly created laws and regulations with respect to our business or industry may increase our cost of doing business, change the manner in which we expect to engage in business or otherwise have a detrimental impact upon our business.

WE ARE FACED WITH SIGNIFICANT ENVIRONMENTAL REGULATION AND COMPLIANCE.

We expect to be subject to numerous national and local environmental Laws and regulations concerning our operations and activities and products. These laws and regulations may require us to remediate or otherwise redress the effects on the environment of prior disposal or release of chemicals or Petroleum substances by us or other parties. In addition, we may have obligations relating to any asset that we may sell. We expect to make provisions For environmental restoration and remediation at the time we determine that a Clean-up is probable and the amount of such clean-up is reasonably determinable.

    The extent and cost of future environmental restoration, remediation And abatement programs are inherently difficult to estimate. They depend on the Magnitude of any possible contamination, the timing and extent of the corrective Actions required and our share of liability relative to that of other solvent Responsible parties. The costs of future restoration and remediation could be Significant, and may be material to the results of our operations in the period In which they are recognized and may have a material impact on our financial Position or liquidity. Our operations are also subject to environmental and Common law claims for personal injury and property damage caused by the release Of chemicals or petroleum substances by us or others. There are not known Proceedings instituted by governmental authorities, pending or known to be Contemplated against us under any international, United States federal, state or Local environmental laws.

We cannot predict future developments, such as increasingly strict Requirements of environmental laws and enforcement policies hereunder, that might affect our operations or affect our exploration for new reserves. A risk of increased environmental costs and impacts is inherent in our proposed operations and we are unable to provide any assurance that material liabilities and costs will not be incurred in the future. In general however, due to our size and limited financial capabilities, the occurrence of any of the forgoing risks may materially impact upon our business prospects and results of operations.

    WE HAVE NOT ESTABLISHED RESERVE ESTIMATES.

    We have not yet estimated the extent of any proven oil and gas reserves or the present value of the estimated future revenues attributable to such reserves as to the Wyoming Assets or under the Concession Agreement. As such time, if ever, that we make such an estimate there can be no assurance that we will realize the amounts estimated to be obtainable. Likewise, until such time, if ever, that we acquire additional leases we are unable to estimate any future revenues attributable to any reserves associated with the properties subject to such leases. As a result, our actual revenues, if any, may be substantially different from any estimates that we use in calculating the reserve values. Many other factors over which we have little or no control might lower or preclude recovery from any property which is subject to a lease or an interest in a lease owned by us. These factors include acts of God, income tax laws, oil, gas and mineral prices, and the development of alternative energy sources. In addition, there can be no assurance that we will commence exploration activities or, if commenced, that we will be successful in finding new reserves or, if found, that production in quantities large enough to make the operation profitable will be possible. If we are not able to generate earnings or, if the earnings that we generate vary significantly from that which we anticipate, our business may be seriously impaired and we may be forced to terminate our business.

THERE IS ONLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND THE VOLATILITY OF OUR STOCK PRICE IS HIGHLY PROBABLE.

There is only a limited public trading market currently existing for the our common stock, and we can not be certain that an active trading market for our common stock will be sustained and we can not be certain that market conditions will be such that any of our common stock can be sold or of the price that may be received therefor.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 The current directors and executive officers of the Company are as follows:

Name	Age	Position

Leonard Sternheim	25	Sole Director, President

Leonard Sternheim

Leonard Sternheim has been President and Director of the Company since March 1, 2003. Mr. Sternheim is the President of the Stratos Group, a New York consulting business that assists emerging companies. Mr. Sternheim is also the President at Valencia Corporation, a Nevada resource company. Mr. Sternheim attended the Theological School of Peekskill, New York.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors, executives officers and holders of more than ten percent of the Company’s Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons or that such Form 5’s would be filed, the Company believes that, during fiscal 2002, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with .

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file certain reports with the SEC regarding ownership of, and transactions in, our securities. Such officers, directors and 10% shareholders are also required by the SEC to furnish us with all Section 16(a) forms that they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the fiscal year ended December 31, 2003.

Code of Ethics

Effective March 2004, we adopted a Code of Business Conduct that applies to all of our employees, officers and directors. The Code of Business Conduct is filed as Exhibit 14.1 to our Annual Report on Form 10-KSB

ITEM 10.     EXECUTIVE COMPENSATION.

             A.     Summary Compensation Table

The following compensation table sets forth, for the fiscal years ending June 30, 2002, 2003 and 2004, the cash and certain other compensation paid by the Company to the Company’s President. No other current executive officer had an annual salary and bonus in excess of $100,000 during either of such fiscal years:

Name and Principal Position	Year		Annual Compensation Salary ($)*	Long-Term Compensation Securities Underlying Options
Stephen Schatzman, President, Secretary and Chairman of the Board	2002 2003 2004		$181,500 -0- -0-	5,833 shares(1) — —
Leonard Sternheim, President Director, and Chief Accounting Officer	2002 2003 2004	$ $	120,000 120,000[12]

(1)
Mr. Schatzman has the option to purchase up to 5,833 (post-split) shares of the Company’s restricted common stock at the then market price of $0.06 per share. As of this date, no options have been exercised.

(2)	Mr. Sternheim has deferred compensation until such time as the Company realizes revenue.

     B.     Employment Agreements

The Company has a three year employment agreement with the President of the Company providing for an annual salary of $120,000. The Company ahs agreed to reimburse Leonard Sternheim for all expenses.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding DLKR’s Common Stock and DLKR’s voting securities beneficially owned on June 30, 2004, by: (i) each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company’s Common Stock; (ii) each of the Company’s Directors, and (iii) all executive officers and Directors as a group:

NAME	SHARES OF COMMON STOCK	PERCENTAGE OWNED(1)
Leonard Sternheim President, Director Chief Accounting Officer	-6,000,000-	21.7%

All Directors and Executive Officers and 5% shareholders as a Group (2 persons)	6,000,000	21.7%

(1) Based on total issued and outstanding shares of 27,633,133.

The address of each of the persons named in the table above is c/o The Delek Resources, Inc. is 1224 Washington Avenue, Miami Beach, Florida 33139.

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

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

2.1	Plan of Merger dated November 6, 1997(1)

2.2	Articles of Merger(1)

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Certificate of Designation/Class A Convertible Preferred Stock(1)

10.1	Employment Agreement with Stephen Schatzman(1)

10.2	Employment Agreement with Alex Gimelstein(1)

10.4	Lease/Fort Lauderdale(1)

10.5	Amended and Restated Contract for Sale of Tobacco and Cigars(1)

10.8	Form of Indemnification Agreement with directors(1)

10.9	Lease by and between Bakery Associates, Ltd., a Florida limited partnership and Havana Republic Sunsetplace, Inc. December 8, 1997(1)

14.1	Code of Ethics(2)

23	Consent of Independent Auditors (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

32.1	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

(1)	Incorporated herein by reference to Form SB2 under the Securities Act of 1933 filed with the Commission under file number 33340799.

(2)	Incorporated herein by reference to Form 10-QSB for the quarter ended March 31, 2004 under the Securities Act of 1933 filed with the Commission.

(3)	Filed herein

Reports on Form 8-K:

None.

ITEM 15.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended June 30, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the Registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $12,000 and $17,500, respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELEK RESOURCES, INC.
f//k/a THE HAVANA REPUBLIC, INC.
(Registrant)

By: /S/ LEONARD STERNHEIM
Leonard Sternheim, Sole Director
President, Chief Accounting Officer
Date: October 29, 2004

Signatures	Title	Date

/S/ Leonard Sternheim	Sole Director, President and Chief Accounting Officer	October 29, 2004
LEONARD STERNHEIM

DELEK RESOURCES, INC.
f/k/a THE HAVANA REPUBLIC, INC.
AND SUBSIDIARIES

FINANCIAL STATEMENTS

For the year ended June 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
DELEK RESOURCES, INC
F/k/a THE HAVANA REPUBLIC, INC.

We have audited the accompanying consolidated balance sheet of Delek Resources, Inc. f/k/a The Havana Republic as of June 30, 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delek Resources, Inc, as of June 30, 2004, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $1,995,000 through the period ended June 30, 2004, and current liabilities exceeded current assets by approximately $1,312,000 at June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

JEWETT, SCHWARTZ & ASSOCIATES
Hollywood, Florida
October 29, 2004

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

BALANCE SHEET

JUNE 30, 2004

ASSETS
CURRENT ASSETS
CASH	$211

TOTAL ASSETS	$211

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Due to related party	$1,312,094
TOTAL CURRENT LIABILITIES	1,312,094

SHAREHOLDERS’ EQUITY
Common stock, no par value authorized 50,000,000 shares authorized; 27,633,113 shares issued and outstanding and additional paid-in capital	683,395
Accumulated deficit	(1,995,278)
TOTAL SHAREHOLDERS’ EQUITY	(1,311,883)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$211

See accompanying auditors’ report and notes to the financial statements.

F-3

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30,

	2004	2003

REVENUES	$-	$-

EXPENSES		-

Exploration	1,872,813
General and administrative	122,465	-
TOTAL OPERATING EXPENSES	1,995,278	-

NET LOSS	$(1,995,278)	-

NET LOSS PER COMMON SHARE—BASIC AND DILUTED	$(0.07)	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC AND DILUTED	27,633,133

See accompanying auditors’ report and notes to the financial statements.

DELEK RESOURCES INC. F/K/A/ THE HAVANA REPUBLIC, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended June 30, 2004 and 2003

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Common Stock and Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Total

Balance-June 30, 2002	135	$187,184	200,000	$40,000	89.38	$894,048	50	$500,000	285,233	$5,661,247	$(6,663,558)	$618,921

Shares issued in exchange for payment of liabilities									3,309	700		700

Conversion of preferred stock A to common stock	(21)	(29,106)							342,852	28,406		(700)

Conversion of preferred stock C to common stock					(0.08)	(800)			1,718	800		0

Net loss for the year ended June 30, 2003											(618,921)	(618,921)

Balance-June 30, 2003	114	158,078	200,000	40,000	89.30	893,248	50	500,000	633,112	5,691,153	(7,282,479)	0

Cancellation of preferred stock	(114)	(158,078)	(200,000)	(40,000)	(89.30)	(893,248)	(50)	(500,000)		(5,691,153)	7,282,479	0

Issuance of common stock									27,000,001	683,395		683,395

Net loss for the year ended June 30, 2004											(1,995,278)	(1,995,278)

Balance-June 30, 2004	-	$-	-	$-	-	$-	-	$-	27,633,113	$683,395	$(1,995,278)	$(1,311,883)

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,995,278)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	-	-
	(1,995,278)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	1,312,094	-
Proceeds from issuance of common stock	683,395	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,995,489	-

NET INCREASE IN CASH	211	-
CASH - Beginning of period	-	-
CASH- End of period	$211	$-

See accompanying auditors’ report and notes to the financial statements.

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Delek Corp. (“the Company”) was formed on August 14, 2003 for the purpose of petroleum exploration and production. The Company’s primary focus is on development drilling or producing properties as well as low-cost high potential exploration prospects in North America.

As further discussed in Note B, the Company has been acquired, and financing has been obtained, to facilitate the commencement of petroleum exploration and production operations

Use of Estimates

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

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proven reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proven reserves, geological and geophysical costs, and costs of carrying and retaining unproven properties are expensed.

Unproven oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit or proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

Other Property and Equipment

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

Research and Development Costs

Generally accepted accounting principles state that costs that provide no discernible future benefits, or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred. SFAS No. 2 “Accounting for Research and Development Costs” requires that certain costs be charged to current operations including, but not limited to: salaries and benefits; contract labor; consulting and professional fees; depreciation; repairs and maintenance on operational assets used in the production of prototypes; testing and modifying product and service capabilities and design; and, other similar costs.

Long-Lived Assets and Asset Impairment

It is the Company’s policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset.

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

DELEK RESOURCES, INC.

f/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Revenue Recognition

Revenue will be recognized when earned on the basis of production for drilling operations pursuant of the terms of the relevant mining agreements and SAB 101 and SAB 104.

Recent Accounting Pronouncements:

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

Statement No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”) addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring),” cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 has not had a material impact on the Company’s financial position, results of operations or liquidity.

Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 does not have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purposes of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 does not have a material impact on our company’s financial statements.

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2004

NOTE B - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $1,995,000 through the period ended June 30, 2004, and current liabilities exceeded current assets by approximately $1,312,000 at June 30, 2004. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

NOTE C - BUSINESS COMBINATION

On October 20, 2003, the Company was merged into The Havana Republic, Inc. Under the terms of agreement, Havana issued twenty seven million (27,000,000) shares of common stock to the Company in exchange for 100% of the outstanding shares of the Company. This transaction was recorded as a reverse acquisition. For U.S. federal income tax purposes, it is intended that the merger qualify as a reorganization within the meaning of the Internal Revenue Code of 1986, as amended, and the parties hereto intend that the transactions contemplated by this Agreement shall constitute a "plan of reorganization" within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended and Treasury Regulations Sections 1.368-2(g) and 1.368-3(a). Our historical results of operations after the merger will be those of Delek Resources, Inc. Also, balance sheet amounts will be reflected at their historical costs and, thus, no goodwill or other write up of assets will be recorded in the merger transaction.

NOTE D - INCOME TAXES

As of June 30, 2004, the Company had deferred tax assets of approximately $798,000 resulting from net operating loss carryforwards of approximately $1,995,000 for tax purposes which are available to offset future taxable income, if any through 2024. As utilization of the net operating loss carryforwards is not assured, the deferred income tax asset has been fully reserved through the recording of a 100% valuation allowance.

As of June 30, 2004 the components of the net deferred tax asset are as follows:

Deferred tax Assets:

Net operating loss carryforward:	$1,995,000
Valuation allowance:	(1,995,000)

Net deferred tax	$—

The reconciliation of the effective income tax rate to the federal statutory rates are as follows for June 30, 2004 and 2003:

Federal income tax rate	(34.0)%
Valuation allowance	34.0%

Effective tax rate	—

F-12

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2004

NOTE E—COMMITMENTS AND MATERIAL AGREEMENTS

In January 2003, the Company entered into written employment agreements with the executive officer. The employment agreement has a three- year term beginning January 2003, and calls for annual compensation of $120,000 per year. The employment contract includes an arrangement for severance pay in the event the employee is terminated without "cause." In that event, the employee would be entitled to compensation at the Base Salary at the then-effective rate for a period of three months from the date of termination.

NOTE F—STOCKHOLDERS’ EQUITY

Common Stock

On July 24, 2003, the Company effectuated a 1 for 300 reverse stock split of the Company’s outstanding Common Stock. The principal effect of the reverse stock split was that the number of shares of the Company’s Common Stock issued and outstanding was reduced from 189,941,113 shares as of June 30, 2003 to approximately 633,133 shares. In addition, the Company’s authorized number of shares of Common Stock was reduced from 500,000,000 shares of Common Stock to 1,666,666 shares of Common Stock. Following the reverse stock split, the Company amended the Company’s Articles of Incorporation to increase of the Company’s authorized number of shares of Common Stock (post split) from 1,666,666 to 500,000,000 authorized shares of Common Stock. The preferred shareholders of the Company have agreed to the cancellation or conversion of their preferred shares. Management anticipates effectuating the elimination of the preferred shares and shares of Common Stock to be issued in the third fiscal quarter of 2004. Although shareholders have approved the right to a change in the domicile of the Company, management has not determined when or if to implement a change of domicile.

On October 20, 2003, the Company was merged into The Havana Republic, Inc. Under the terms of agreement, Havana issued twenty seven million (27,000,000) shares of common stock to the Company in exchange for 100% of the outstanding shares of the Company.

F-13

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2004

NOTE E - RELATED PARTY TRANSACTION

The company engaged a related party to provide exploration services. During the year ended June 30, 2004, the Company incurred expenses of approximately $1,300,000 with this related party.

F-14