Form 10QSB
period 2004-09-30
HAVANA REPUBLIC INC/FL
filed 2004-11-22
CIK 1049660

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDING SEPTEMBER 30, 2004
-------------------------------------------------------------------------------




                              DELEK RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            FLORIDA                      333-40799              84-1346897
(STATE OR OTHER JURISDICTION OF   (COMMISSION FILE NUMBER)   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


1224 WASHINGTON AVENUE, MIAMI BEACH, FLORIDA                        33139
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

     Yes |X|     No|_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of September 30, 2004, 27,633,113 shares of $.01 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes|_|     No |X|

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Condensed Balance Sheets at September 30, 2004 and June 30, 2004

            Condensed Statements of Operations for the Three Months Ended September 30, 2004 and 2003

            Condensed Statements of Cash Flows for the Three Months Ended September 30, 2004 and 2003

            Notes to Condensed Financial Statements


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3.     Controls and Procedures



PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K


Signatures
------------

                     DELEK RESOURCES, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS


                                                                              September 30,     June 30,
                                                                                  2004            2004
                                                                              (Unaudited)
                                      ASSETS
CURRENT ASSETS
Cash                                                                          $        131    $        211
                                                                              ------------    ------------
TOTAL ASSETS                                                                  $        131    $        211
                                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable                                                              $    194,463    $         --
Accrued expenses                                                                    47,176              --
Note payable - related parties                                                   1,312,094       1,312,094
                                                                              ------------    ------------
TOTAL CURRENT LIABILITIES                                                        1,553,733       1,312,094
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES (See Note B)
SHAREHOLDERS' DEFICIT
Common stock, no par value; 50,000,000 shares authorized; 27,633,113 shares
issued and outstanding and additional paid-in capital                              683,395         683,395
Accumulated deficit                                                             (2,236,997)     (1,995,278)
                                                                              ------------    ------------
TOTAL SHAREHOLDERS' DEFICIT                                                     (1,553,602)     (1,311,883)
                                                                              ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                   $        131    $        211
                                                                              ============    ============

               See accompanying notes to the financial statements

                     DELEK RESOURCES, INC. AND SUBSIDIARIES

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                        2004            2003
REVENUES                                                           $         --    $         --
                                                                   ------------    ------------

EXPENSES                                                                     --              --
                                                                                   ------------

Exploration                                                             194,463
General and administrative                                               47,176              --
                                                                   ------------    ------------
TOTAL OPERATING EXPENSES                                                241,719              --

NET LOSS                                                           $   (241,719)             --
                                                                   ============    ============
NET LOSS PER COMMON SHARE--BASIC AND DILUTED                       $      (0.01)   $         --
                                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC AND DILUTED     27,633,133



               See accompanying notes to the financial statements

                     DELEK RESOURCES, INC. AND SUBSIDIARIES

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                               2004            2003
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $   (241,719)   $         --
     Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
         Increase in accounts payable                                           194,463              --
         Increase in accrued expenses                                            47,176              --
                                                                           ------------    ------------
NET CASH USED BY OPERATING ACTIVITIES                                               (80)             --
                                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                           ------------    ------------
                                                                                           ------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                             --              --
                                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                           ------------    ------------
NET CASH FROM FINANCING ACTIVITIES                                                   --              --
                                                                           ------------    ------------

                                                                           ------------    ------------
NET DECREASE IN CASH                                                                (80)             --
CASH - Beginning of period                                                          211              --
                                                                           ------------    ------------
CASH- End of period                                                        $        131    $         --
                                                                           ============    ============


               See accompanying notes to the financial statements.

                              DELEK RESOURCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SUMMARY OF ORGANIZATION

   Business

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

On October 20, 2003, Delek Corp., a Texas corporation, was merged into The Havana Republic, Inc. As consideration for the merger, Delek Corp. or its designees were issued 27 million shares of restricted common stock. The merger was accounted for as a reverse acquisition. Delek Corp. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties. At the time of the merger, Delek Corp. owned all the rights to the leasehold estates known as the Lodgepole Prospect, in Stark County, North Dakota.

   Interim Financial Statements

Interim Financial Statements - The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.



NOTE B --COMMITMENTS AND MATERIAL AGREEMENTS

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


NOTE C - RELATED PARTY TRANSACTION

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

Management's Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

General Development of Business.

In October 2003, Delek Resources, Inc., a Texas corporation, was merged into The Havana Republic, Inc. As consideration for the merger, Delek Resources, Inc. or its designees were issued 27 million shares of the Company's restricted Common Stock. Delek Resources, Inc. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties.

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

In October 2004, the Company changed its name from The Havana Republic, Inc. to Delek Resources, Inc. and was assigned a new symbol of "DLKR" for the trading of its common stock on the over-the-counter Bulletin Board market.

THE LODGEPOLE REEF FAIRWAY PLAY - WILLISTON BASIN

This is an exploration activity for the Mississippian aged Lodgepole carbonate build-ups in the Williston Basin of Montana and North Dakota. A new exploration technique is being applied to this exploration activity, and, in management's opinion, should it proves successful, it will be a very material event for the Company. The Lodgepole limestone was deposited in a very shallow ancestral Williston Basin. The carbonate formation was developed as thousands of small, circular limestone build-ups, or "reefs". The average distribution of the build-ups is about 4 reefs per square-mile section. The Lodgepole reefs were deposited within a "fairway" a thousand miles long and thirty miles wide on the shelf of the Williston Basin. The reservoirs may produce as much as 2,000 barrels per day (BOPD) at depths of 500 to 9,500 feet. The most prolific reefs have each produced as much as 4,000,000 barrels of light, sweet oil. Delek Resources, Inc. has leased two Lodgepole reefs, and signed a letter of intent for two additional reef leaseholds and Delek Resources, Inc. will be the operator of this project. Delek Resources, Inc. expects to start drilling operations in the second quarter of 2004. There can be no assurances that any production may occur or, if productions occurs, that it may prove profitable.


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

JOINT VENTURE AGREEMENT WITH LES ILES PETROLES INTERNATIONAUX, LLC

On March 23, 2004, Delek Resources, Inc., a wholly-owned subsidiary, signed a letter of intent for a joint venture agreement with Les Iles Petroles Internationaux, LLC, An affiliated company, to do exploration in the Williston Basin of North Dakota where the Company has already secured a few leases, and in the Hardeman Basin in Western Texas.

The joint venture will be exploring mainly for geologic formations called Lodgepole reefs. The joint venture provides Delek Resources, Inc. with a 20% interest in up to 100 future drilling sites. Final details of the agreement are subject to change. The letter of intent executed by the two parties is considered proprietary to Les Iles and cannot be published. The definitive agreement will be published upon execution. Management believes that a final agreement will lead to a larger pool of locations to drill and therefore increases the chance of success of a drilling program. The Company already has interests in these areas.

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

The Lodgepole reefs are visible in surface outcrop in the far western part of the Williston Basin. . The lithologic complexity of the reservoirs can also be examined. Delek Resources, Inc.'s technology partner in this play is a company named Oil for America (OFA). OFA has applied a proprietary photo-analytical program known as All Remote Sensing analysis. This analysis detects the location of Waulsortian reef cores. This program produces well-defined images that correlate with the oil producing wells.

As of April 21, 2004, Delek Resources, Inc. began drilling in the Hardeman Basin. Drilling is underway on the Caldwell #1 in Hardeman County. Patterson Rig #31 has been contracted to drill to a total depth of 9,500 feet.


                              RESULTS OF OPERATIONS


                  For the Three Months Ended September 30, 2004



GROSS REVENUES AND COSTS OF OPERATIONS



OPERATING EXPENSES

Operating expenses consisted of explorations costs, professional fees and other administrative expenses of $241,719 or the three months ended September 30, 2004.

NET LOSS. There was a net loss of 241,719 for the three months ended September 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the period ending September 30, 2004 and prior to the asset sale closing of November 15, 2002, the Company was able to secure a short-term note payable; however, no new securities were issued. Subsequently, on November 15, 2002, the Company divested itself of all assets and liabilities.

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

On October 20, 2003, Delek Resources, Inc., a Texas corporation, was merged into The Havana Republic, Inc. Delek Resources, Inc. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties. As consideration for the merger, Delek Resources, Inc. or its designees were issued twenty seven million shares of restricted Common Stock.


CURRENT ASSETS

CASH. As of September 30, 2004, the Company had $131.

LIABILITIES

CURRENT LIABILITIES. As of September 30, 2004, the Company had $1,553,733 in current liabilities.

On November 15, 2002, the Company divested itself of its assets and liabilities. On October 20, 2003, Delek Resources, Inc., a Texas corporation, was merged into The Havana Republic, Inc. Delek Resources, Inc. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties. As consideration for the merger, Delek Resources, Inc. or its designees were issued twenty seven million shares of restricted Common Stock.

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

                  None



                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DELEK RESOURCES, INC.
                                      (Registrant)

                           By: /S/ LEONARD STERNHEIM
                           -----------------------------------------
                          Leonard Sternheim, Sole Director
                                President, Chief Accounting Officer
                          Date: November 19, 2004

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