Form 10QSB
period 2004-12-31
HAVANA REPUBLIC INC/FL
filed 2005-02-22
CIK 1049660

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDING DECEMBER 31, 2004

--------------------------------------------------------------------------------

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

As of December 31, 2004, 27,633,113 shares of $.01 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes|_|     No |X|

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item  1. Financial Statements (unaudited)

      Condensed Balance Sheets at December 31, 2004 and June 30, 2004

      Condensed Statements of Operations for the Three and Six Months Ended September 30, 2004 and 2003

      Condensed Statements of Cash Flows for the Six Months Ended December 31, 2004 and 2003

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

Item  3. Defaults Upon Senior Securities

Item  4. Submission of Matters to a Vote of Security Holders

Item  5. Other Information

Item  6. Exhibits and Reports on Form 8-K

Signatures
------------

                     DELEK RESOURCES, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS

                                                              December 31,      June 30,
                                                                 2004            2004
                                                              (Unaudited)
                                      ASSETS
                                                              -----------    -----------
CURRENT ASSETS
Cash                                                          $       131    $       211
                                                              -----------    -----------

TOTAL ASSETS                                                  $       131    $       211
                                                              ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable                                              $   194,463    $        --
Accrued expenses                                                   90,824             --
Note payable - related parties                                  1,312,094      1,312,094
                                                              -----------    -----------
TOTAL CURRENT LIABILITIES                                       1,597,381      1,312,094
                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES (See Note B)
SHAREHOLDERS' DEFICIT
Common stock, no par value; 50,000,000 shares
authorized; 27,633,113 shares
issued and outstanding and additional paid-in capital             683,395        683,395
Accumulated deficit                                            (2,280,645)    (1,995,278)
                                                              -----------    -----------
TOTAL SHAREHOLDERS' DEFICIT                                    (1,597,250)    (1,311,883)
                                                              -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $       131    $       211
                                                              ===========    ===========


               See accompanying notes to the financial statements

--------------------------------------------------------------------------------

                     DELEK RESOURCES, INC. AND SUBSIDIARIES

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                  THREE MONTHS ENDED DECEMBER 31, SIX MONTHS ENDED DECEMBER 31,
                                                      2004             2003           2004            2003
REVENUES                                          $         --    $         --   $         --    $         --
                                                  ------------    ------------   ------------    ------------

EXPENSES

Exploration                                                 --                        194,463              --
General and administrative                              43,648              --         90,904              --
                                                  ------------    ------------   ------------    ------------
TOTAL OPERATING EXPENSES                                43,648              --        285,367              --

NET LOSS                                          $    (43,648)   $         --   $   (285,367)             --
                                                  ============    ============   ============    ============

NET LOSS PER COMMON SHARE--BASIC AND DILUTED      $       (.01)   $         --   $      (0.01)   $         --
                                                  ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--
BASIC AND DILUTED                                   27,633,133      11,848,707     27,633,133      11,484,707

               See accompanying notes to the financial statements

--------------------------------------------------------------------------------

                     DELEK RESOURCES, INC. AND SUBSIDIARIES

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                              2004         2003
                                                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $ (285,367)   $       --
     Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
         Increase in accounts payable                                         194,463            --
         Increase in accrued expenses                                          90,824            --
                                                                           ----------    ----------
NET CASH USED BY OPERATING ACTIVITIES                                             (80)           --
                                                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                           ----------    ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                           --            --
                                                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                           ----------    ----------
NET CASH FROM FINANCING ACTIVITIES                                                 --            --
                                                                           ----------    ----------

                                                                           ----------    ----------
NET DECREASE IN CASH                                                              (80)           --
CASH - Beginning of period                                                        211            --
                                                                           ----------    ----------
CASH- End of period                                                        $      131    $       --
                                                                           ==========    ==========

               See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

                              DELEK RESOURCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF ORGANIZATION

   Business

Delek Resoucres, Inc, formally The Havana Republic, Inc., a Florida corporation (the "Company") was formed on March 10, 1996. The Company was engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result of those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder's equity, and almost no remaining cash. The Company was unable to raise the required capital to continue its business in that form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002, the Company entered into an asset purchase agreement (as described below) whereby an entity formed by Stephen Schatzman, a director and shareholder and chief executive officer, would acquire all of the operating assets of the Company's cigar business in exchange for the assumption of all of the Company's liabilities. The transaction closed on November 15, 2002. As a consequence, the Company had no assets or material liabilities.

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

   Interim Financial Statements

Interim Financial Statements - The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of December 31, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

--------------------------------------------------------------------------------

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

The Lodgepole Reef Fairway Play - Williston Basin

This is an exploration activity for the Mississippian aged Lodgepole carbonate build-ups in the Williston Basin of Montana and North Dakota. A new exploration technique is being applied to this exploration activity, and, in management's opinion, should it proves successful, it will be a very material event for the Company. The Lodgepole limestone was deposited in a very shallow ancestral Williston Basin. The carbonate formation was developed as thousands of small, circular limestone build-ups, or "reefs". The average distribution of the build-ups is about 4 reefs per square-mile section. The Lodgepole reefs were deposited within a "fairway" a thousand miles long and thirty miles wide on the shelf of the Williston Basin. The reservoirs may produce as much as 2,000 barrels per day (BOPD) at depths of 500 to 9,500 feet. The most prolific reefs have each produced as much as 4,000,000 barrels of light, sweet oil. Delek Resources, Inc. has leased two Lodgepole reefs, and signed a letter of intent for two additional reef leaseholds and Delek Resources, Inc. will be the operator of this project. Delek Resources, Inc. expects to start drilling operations in the second quarter of 2004. There can be no assurances that any production may occur or, if productions occurs, that it may prove profitable. On January 7, 2005, we acquired an additional 10,000-acre leasehold in the Dickinson area in North Dakota as part of the Lodgepole Formation.

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

Joint venture agreement with Joint venture agreement with

On January 5, 2005, Delek Resources, Inc., a wholly-owned subsidiary, entered into a multiwell joint venture agreement with Maxim Resources to drill in North Dakota.

The initial program is for one well with an option on another three wells. The operator will be Quantum Operators. The target is the Lodgepole Formation; the average Lodgepole completion has an estimated recovery of 1,000,000 barrels and 500 mmcf, with the larger ones having as much as 4,000,000 barrels and 1 bcf. The target depth is 9600'. Initiation of the program is subject to rig availability. There can be no assurances that the recovery will be achieved or profitability will be obtained.

                              Results of Operations

                  For the Three Months Ended December 31, 2004

Gross Revenues and Costs of Operations

Operating Expenses

Operating expenses consisted of professional fees and other administrative expenses of $43,648 for the three months ended December 31, 2004. There were no exploration costs for the three months ended December 31, 2004.

Net Loss. There was a net loss of $43, 648 for the three months ended December 31, 2004.

                   For the Six Months Ended December 31, 2004

Gross Revenues and Costs of Operations

Operating Expenses

Operating expenses consisted of explorations costs, professional fees and other administrative expenses of $285,367 for the six months ended December 31, 2004. Operating expenses consisted of professional fees and other administrative expenses of $90,904 for the six months ended December 31, 2004. There were no exploration costs for the three months ended December 31, 2004.

Net Loss. There was a net loss of $285,367 for the six months ended December 31, 2004.

Liquidity and Capital Resources

Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the period ending December 31, 2004 and prior to the asset sale closing of November 15, 2002, the Company was able to secure a short-term note payable; however, no new securities were issued. Subsequently, on November 15, 2002, the Company divested itself of all assets and liabilities.

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

Current Assets

Cash. As of December 31, 2004, the Company had $131.

 Liabilities

Current liabilities. As of December 31, 2004 Company had $1,597,381 in current liabilities.

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

                           DELEK RESOURCES, INC.
                               (Registrant)

                           By: /S/ LEONARD STERNHEIM
                           -----------------------------------------------------
                           Leonard Sternheim, Sole Director
                                President, Chief Accounting Officer
                           Date: February 22, 2005

--------------------------------------------------------------------------------

                                  Exhibit Index

Exhibit
No.                                          Description
-------- -----------------------------------------------------------------------
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act.