Form 10QSB
period 2005-03-31
HAVANA REPUBLIC INC/FL
filed 2005-05-19
CIK 1049660

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDING MARCH 31, 2005

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

As of May 19, 2005, 33,727,874 shares of $.01 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes|_|     No |X|

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

      Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2005

      Condensed Balance Sheets at March 31, 2005 and June 30, 2004

      Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2005 and June 30, 2004

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures
------------

                     DELEK RESOURCES INC. AND SUBSIDIARIES
                   Unaudited Condensed Statement of Operations
                                     for the

                                                 Three Months     Nine Months
                                                 Ended March 31, Ended March 31,
                                                    2005            2005
                                                 (Unaudited)     (Unaudited)
                                                 ------------   ------------
Revenues:                                                   0              0


Expenses:

Exploration                                                 0         194463
General and Administrative                              46562         137466
                                                 ------------   ------------

Total Operating Expenses                                46562         331929

Net Loss                                                46562         331929
                                                 ============   ============


Net Loss per Common Share - Basic and Diluted           -0.01          -0.01
                                                 ============   ============


Weighted average number of share outstanding -       33727874       33727874
Basic and Diluted

                      DELEK RESOURCES INC. AND SUBSIDIARIES
                            Condensed Balance Sheets


                                                          March 31, 2005 June 30, 2004
                                                            (Unaudited)    (Audited)
                                                            ------------ ------------
Current Assets:
              Cash                                                  2399          211

                          Total Assets                              2399          211
                                                            ============ ============

Current Liabilities:
              Accounts Payable                                    194463            0
              Accrued Expenses                                     90824            0
              Note Payable - related parties                     1312094      1312094
              Loan Payable - related party                         48830            0
                                                            ------------ ------------

                          Total Current Liabilities              1646211      1312094

Commitments and Contingencies:  (See Note B)
SHAREHOLDERS' DEFICIT
Common Stock, no par value, 300,000,000 shares
authorized; 27,633,113 issued and outstanding
and additional paid-in capital                                   683,395      683,395
Accumulated Shareholder Deficit                                 -2327207     -1995278
                                                            ------------ ------------

                          Total Shareholder Deficit           -1,643,812     -1311883


              Total Liabilities and Shareholders' Deficit           2399          211
                                                            ============ ============

                      DELEK RESOURCES INC. AND SUBSIDIARIES
                   Unaudited Condensed Statement of Cash Flows
                                     for the


                                                Nine Months
                                              Ended March 31,   June 30,
                                                   2005           2004
                                                ------------   ------------
                                                 (Unaudited)    (Audited)
Cash Flow from Operating Activities:

Net Loss                                             -331929       -1995278

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
            Increase in accounts payable              194463
            Increase in accrued expenses               90824

Net Cash Used by Operating Activities                  46642

Advances from related parties                                       1312094
Proceeds from issuance of common stock                               683395
                                                               ------------

Net Cash provided by financing activities              48830        1995489

Net Increase in cash                                    2188            211
Cash - Beginning of period                                              211
                                                               ------------

Cash - End of period                                    2399            211
                                                ============   ============

                              DELEK RESOURCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SUMMARY OF ORGANIZATION

   Business
   --------

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

On May 3, 2005, the Company finalized an agreement on a multiwell joint venture agreement to drill in North Dakota. The initial program is for one well with an option on another twelve wells. The agreement is subject to TSX approval. The target is the Lodgepole Formation; the average Lodgepole completion has an estimated recovery of 1,000,000 barrels and 500 mmcf, with the larger ones having as much as 4,000,000 barrels and 1 bcf. The target depth is 9600'. There can be no assurances that the recovery will be achieved or profitability will be obtained.

   Interim Financial Statements

Interim Financial Statements - The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

On May 3, 2005, the Company finalized an agreement on a multiwell joint venture agreement to drill in North Dakota. The initial program is for one well with an option on another twelve wells. The agreement is subject to TSX approval. The target is the Lodgepole Formation; the average Lodgepole completion has an estimated recovery of 1,000,000 barrels and 500 mmcf, with the larger ones having as much as 4,000,000 barrels and 1 bcf. The target depth is 9600'. There can be no assurances that the recovery will be achieved or profitability will be obtained.

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

Joint venture agreement with Joint venture agreement with Maxim Resources

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

                              Results of Operations

                    For the Three Months Ended March 31, 2005


Gross Revenues and Costs of Operations
--------------------------------------

Operating Expenses
------------------

Operating expenses consisted of professional fees and other administrative expenses of $46,562 for the three months ended March 31, 2005. There were no exploration costs for the three months ended March 31, 2005.

Net Loss. There was a net loss of $46,562 for the three months ended March 31, 2005.

                     For the Six Months Ended March 31, 2005

Gross Revenues and Costs of Operations
--------------------------------------

Operating Expenses
------------------

Operating expenses consisted of explorations costs, professional fees and other administrative expenses of $331,929 for the nine months ended March 31, 2005. Operating expenses consisted of professional fees and other administrative expenses of $137,466 for the nine months ended March 31, 2005.

Net Loss. There was a net loss of $331,929 for the nine months ended March 31, 2005.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has continued to sustain losses. The Company's operations and growth has been funded by the sale of Common Stock, Preferred Stock and Convertible Debentures. For the period ending March 31, 2005 and prior to the asset sale closing of November 15, 2002, the Company was able to secure a short-term note payable; however, no new securities were issued. Subsequently, on November 15, 2002, the Company divested itself of all assets and liabilities.

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

Current Assets
--------------

Cash. As of March 31, 2005, the Company had $2,399.
 Liabilities
 -----------

Current liabilities. As of March 31, 2005 Company had $1,646,211 in current liabilities.

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

 ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2005.

    PART II OTHER INFORMATION
    -------------------------

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

                           DELEK RESOURCES, INC.
                               (Registrant)

                           By: /S/ LEONARD STERNHEIM

                           -----------------------------------------------------
                           Leonard Sternheim, Sole Director
                                President, Chief Accounting Officer
                           Date: May 19, 2005

                                  Exhibit Index


Exhibit No                              Description
----------  --------------------------------------------------------------------
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