Form 10KSB
period 2005-06-30
HAVANA REPUBLIC INC/FL
filed 2005-10-12
CIK 1049660

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                        COMMISSION FILE NUMBER: 333-40799

--------------------------------------------------------------------------------

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

                                 (305) 531-1174
                           (ISSUER'S TELEPHONE NUMBER)

                               -------------------
          (Former name or former address, if changed since last report)

--------------------------------------------------------------------------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                           COMMON STOCK, NO PAR VALUE.

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. |X|

State issuer's revenues for its most recent fiscal year: $0.00.

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of October 12, 2005 was approximately $11,422,034. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of June 30, 2005, was 37,727,874.

Transitional Small Business Disclosure Format:

Yes|_|     No |X|

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              DELEK RESOURCES, INC.
                              REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.    Description of Business............................................ 1
Item 2.    Description of Property............................................ 3
Item 3.    Legal Proceedings.................................................. 3
Item 4.    Submission of Matters to Vote of Security Holders.................. 3

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters
           and Small Business Issuer Purchases of Equity Securities........... 5
Item 6.    Management's Discussion and Analysis or Plan of Operation.......... 5
Item 7.    Financial Statements...............................................11
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................11
Item 8A.   Controls and Procedures............................................11
Item 8B.   Other Information..................................................11

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................12
Item 10.   Executive Compensation.............................................13
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................14
Item 12.   Certain Relationships and Related Transactions.....................15
Item 13.   Exhibits ..........................................................15
Item 14    Principal Accountant Fees and Services.............................16

Signatures ...................................................................17


--------------------------------------------------------------------------------

                           Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Delek Resources, Inc. f/k/a The Havana Republic, Inc. (the "Company" or "DLKR"), which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company's actual results of operations, some of which are beyond the Company's control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; competition; dependence on management;; and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      A.    General Development of Business.

Delek Resources, Inc. f/k/a The Havana Republic, Inc., a Florida corporation (the "Company") was formed on March 10, 1996. The Company was engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result of those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder's equity, and almost no remaining cash. The Company was unable to raise the required capital to continue its business in that form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002, the Company entered into an asset purchase agreement (as described below) whereby an entity formed by Stephen Schatzman, a director and shareholder and chief executive officer, would acquire all of the operating assets of the Company's cigar business in exchange for the assumption of all of the Company's liabilities. The transaction closed on November 15, 2002. As a consequence, the Company had no assets or material liabilities.

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

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings that are currently pending or, to the Company's knowledge, contemplated against the Company to which it is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2005.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION.

The table below sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The closing prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


QUARTER ENDED                            HIGH         LOW
------------------                      -----        -----
September 30, 2003                      $1.50*       $0.17*
December 31, 2003                       $1.35        $0.35
March 31, 2004                          $1.99        $0.60
June 30, 2004                           $1.80        $0.70
September 30, 2004                      $0.58        $0.58
December 31, 2004                       $0.51        $0.45
March 31, 2005                          $0.35        $0.32
June 30, 2005                           $0.39        $0.37

----------
*     Adjusted for stock split 1:300 July 24, 2003

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions. Following the reverse stock split, at the close of business on October 10, 2003, the high was $0.51 and the low was $0.45.

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At June 30, 2005, we had approximately 151 shareholders of record based on information provided by our transfer agent.

Recent Issuances of Unregistered Securities

During the year ended June 30, 2005 the Company issued a total of 6,294,801 shares of common stock with a fair market value of $3,719,866 for services.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPEERATION.

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

Forward Looking Statements

The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. Any potential investor reviewing this report is advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect our financial results.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors considered important which could trigger impairment review include the following:

      o     significant negative industry trends
      o     significant underutilization of the assets
      o significant changes in how the Company uses its assets or plans for their use

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d- 14(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended June 30, 2005 and the term of office of each director of the Company.


      Name                   Age                  Position
-----------------            ---          ------------------------
Leonard Sternheim            26           Sole Director, President


BUSINESS EXPERIENCE

Directors of the Company hold their offices until the next annual meeting of the Company's shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. The Board of Directors met three times in fiscal 2005. The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

The following is a brief description of the business experience of our executive officers, directors and significant employees:

LEONARD STERNHEIM

Leonard Sternheim has been President and Director of the Company since March 1, 2003. Mr. Sternheim is the President of the Stratos Group, a New York consulting business that assists emerging companies. Mr. Sternheim attended the Theological School of Peekskill, New York.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2005, beneficial owners complied with Section 16(a) filing requirements applicable to them, except that our executives are in the process of completing the appropriate forms but have not filed such forms for fiscal year ended June 30, 2005.

CODE OF ETHICS

      The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Business Conduct was filed as Exhibit 14.1 to our Annual Report on Form 10-QSB for March 31, 2004 as filed on May 19, 2004.

ITEM 10  EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2005, the end of our last completed fiscal year):


                              ANNUAL COMPENSATION                             LONG TERM COMPENSATION
                           --------------------------     ---------------------------------------------------------------
                                                                 AWARDS                           PAYOUTS
                                                          ------------------------   ------------------------------------
                                                                                     SECURITIES
                                                                         RESTRICTED  UNDERLYING
    NAME AND PRINCIPAL                                    OTHER ANNUAL     STOCK        OPTIONS/   LTIP       ALL OTHER
         POSITION          YEAR   SALARY        BONUS     COMPENSATION    AWARD(S)    SARS (#)    PAYOUTS    COMPENSATION
  ---------------------    ----  --------       -----     ------------   ---------   -----------  -------    ------------
  Leonard Sternheim,       2003  $120,000          --               --          --            --       --              --
  President                2004  $120,000          --               --          --            --       --              --
  Director, and Chief      2005  $120,000          --               --          --            --       --              --
  Accounting Officer


Mr. Sternheim has deferred compensation until such time as the Company realizes revenue.

OPTIONS AND STOCK APPRECIATION RIGHTS GRANT TABLE

There were no grants of stock options to the Named Executive Officers during the fiscal year ended June 30, 2005.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended June 30, 2005.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

We do not have any Long-Term Incentive Plans.

COMPENSATION OF DIRECTORS


We currently have one director. We do not currently provide our directors with compensation, although we do reimburse their expenses. No additional amounts are payable to the Company's directors for committee participation or special assignments. There are no other arrangements pursuant to which any director was compensated during the Company's last completed fiscal year for any service provided as director.

EMPLOYMENT AGREEMENTS

The Company approved a three year employment agreement for Mr. Sternheim which provides for an annual salary of $120,000. The Company has agreed to reimburse Leonard Sternheim for all expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the common stock as of October 12, 2005, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

                                         SHARES OF            PERCENTAGE
                                       COMMON STOCK            OWNED(1)
                                      ----------------       -----------
NAME
Leonard Sternheim                          -6,000,000-             17.2%
President, Director
Chief Accounting Officer
1224 Washington Avenue
Miami Beach, FL 33139

All Directors and
Executive Officers and
5% shareholders
as a Group (1 person)                       6,000,000              17.2%

----------
(1)   Based on total issued and outstanding shares of 37,727,874.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)

31.2  Certification  of Principal  Financial and Accounting  Officer Pursuant to
      Section 302 of the Sarbanes-Oxley Act. (3)

31.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

32.1  Certification  of Principal  Financial and Accounting  Officer Pursuant to
      Section 906 of the Sarbanes-Oxley Act. (3)

----------
(1) Incorporated herein by reference to Form SB2 under the Securities Act of 1933 filed with the Commission under file number 33340799.
(2) Incorporated herein by reference to Form 10-QSB for the quarter ended March 31, 2004 under the Securities Act of 1933 filed with the Commission.
(3)   Filed herein

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Year ended June 30, 2005

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending July 31, 2005 was $12,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended July 31, 2005 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended July 31, 2005 was $-0-.

Year ended June 30, 2004

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2004 was $12,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended July 31, 2004 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2005 was $0.00.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended June 30, 2005 by Jewett Schwartz & Associates, L.L.P. is compatible with maintaining Jewett Schwartz & Associates, L.L.P.'s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Jewett Schwartz & Associates, L.L.P. on our June 30, 2005 audit was attributed to work performed by Jewett Schwartz & Associates, L.L.P.'s full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DELEK RESOURCES, INC.
                                             f/k/a THE HAVANA REPUBLIC, INC.
                                             (Registrant)


                                             By: /S/ LEONARD STERNHEIM
                                             -----------------------------------
                                             Leonard Sternheim, Sole Director
                                             President, Chief Accounting Officer
                                             Date: October 12, 2005

--------------------------------------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

      SIGNATURES                      TITLE                          DATE
---------------------      ----------------------------        ----------------

/S/ Leonard Sternheim      Sole Director, President and        October 12, 2005
---------------------      Chief Accounting Officer
LEONARD STERNHEIM

                              DELEK RESOURCES, INC.
                         f/k/a THE HAVANA REPUBLIC, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                        For the year ended June 30, 2005

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Certified Public Accountants                           F-2
Consolidated Balance Sheet                                                   F-3
Consolidated Statements of Operations                                        F-4
Consolidated Statement of Changes in Shareholders' Equity                    F-5
Consolidated Statements of Cash Flows                                        F-6
Notes to the Consolidated Financial Statements                          F-7-F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
DELEK RESOURCES, INC
F/k/a THE HAVANA REPUBLIC, INC.

We have audited the accompanying consolidated balance sheet of Delek Resources, Inc. f/k/a The Havana Republic as of June 30, 2005, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delek Resources, Inc, as of June 30, 2005, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $6,099,915 through the period ended June 30, 2005, and current liabilities exceeded current assets by approximately $1,696,654 at June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

JEWETT, SCHWARTZ & ASSOCIATES
Hollywood, Florida
October 7, 2005


                                DELEK RESOURCES, INC.
                   F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                                    BALANCE SHEET
                                    June 30, 2005


                                        ASSETS
CURRENT ASSETS
CASH                                                                      $        47
                                                                          -----------
TOTAL ASSETS                                                              $        47
                                                                          ===========

                         LIABILITIES AND SHAREHOLDS' DEFICIT

CURRENT LIABILITIES
Accrued expenses                                                          $       444
Due to related party                                                        1,696,257
                                                                          -----------
                                                                            1,696,701
SHAREHOLDERS' DEFICIT

Common stock, no par value authorized 50,000,000 shares authorized;
35,727,874 shares issued and outstanding and additional paid-in capital     4,403,261
Accumulated defecit                                                        (6,099,915)
                                                                          -----------
TOTAL SHAREHOLDERS' DEFECIT                                                (1,696,654)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFECIT                               $        47
                                                                          ===========


       See accompanying auditors' report and notes to the financial statements.

                              DELEK RESOURCES, INC.
                F/K/A THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                           STATEMEMENTS OF OPERATIONS


                                                FOR THE YEARS ENDED JUNE 30,
                                                ----------------------------
                                                     2005            2004
                                                ------------    ------------
REVENUES                                        $         --    $         --
                                                ------------    ------------
EXPENSES:
Exploration costs                                    222,469       1,872,813
General and administrative                           162,302         122,465
Stock compensation                                 3,719,866              --
                                                ------------    ------------
TOTAL OPERATING EXPENSES                           4,104,637       1,995,278

NET LOSS                                        $ (4,104,637)   $ (1,995,278)
                                                ============    ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED
                                                $      (0.12)   $      (0.07)
                                                ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED                   32,965,064      27,633,133
                                                ============    ============


    See accompanying auditors' report and notes to the financial statements.


                                                        DELEK RESOURCES INC.
                                                  F/K/A/ THE HAVANA REPUBLIC, INC.
                                            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                             For the years ended June 30, 2005 and 2004


                                                PREFERRED STOCK A              PREFERRED STOCK B         PREFERRED STOCK C
                                            --------------------------    --------------------------   ---------------------
                                               SHARES        AMOUNT          SHARES        AMOUNT      SHARES       AMOUNT
                                            -----------    -----------    -----------    -----------   -------   -----------

BALANCE - JUNE 30, 2003                             114    $   158,078        200,000    $    40,000     89.30   $   893,248

Cancellation of preferred stock                    (114)      (158,078)      (200,000)       (40,000)   (89.30)     (893,248)

Issuance of common stock

Net loss for the year ended June 30, 2004
                                            -----------    -----------    -----------    -----------   -------   -----------

BALANCE JUNE 30, 2004                                --             --             --             --        --            --

Issuance of common stock for services

Net loss for the year ended June 30, 2005
                                            -----------    -----------    -----------    -----------   -------   -----------
BALANCE JUNE 30, 2005                                --    $        --             --    $        --        --   $        --
                                            ===========    ===========    ===========    ===========   =======   ===========

                                                                               COMMON STOCK AND
                                                 PREFERRED STOCK D        ADDITIONAL PAID-IN CAPITAL
                                            --------------------------    --------------------------    ACCUMULATED
                                              SHARES          AMOUNT         SHARES        AMOUNT         DEFICIT         TOTAL
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE - JUNE 30, 2003                              50    $   500,000        633,112    $ 5,691,153    $(7,282,479)   $        --

Cancellation of preferred stock                     (50)      (500,000)      (633,112)    (5,691,153)     7,282,479             --

Issuance of common stock                                                   27,000,001        683,395                       683,395

Net loss for the year ended June 30, 2004                                                                (1,995,278)    (1,995,278)
                                            -----------    -----------    -----------    -----------    -----------    -----------

BALANCE JUNE 30, 2004                                --             --     27,000,001        683,395     (1,995,278)    (1,311,883)

Issuance of common stock for services                                       8,094,741      3,719,866                     3,719,866

Net loss for the year ended June 30, 2005                                                                (4,104,637)    (4,104,637)
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE JUNE 30, 2005                                --    $        --     35,094,742    $ 4,403,261    $(6,099,915)   $(1,696,654)
                                            ===========    ===========    ===========    ===========    ===========    ===========


                              See accompanying auditors' report and notes to the financial statements.

                                          DELEK RESOURCES, INC.
                            F/K/A THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                                       STATEMEMENTS OF CASH FLOWS

                                                                              FOR THE YEAR ENDED JUNE 30,
                                                                              --------------------------
                                                                                 2005            2004
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $(4,104,637)   $(1,995,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense                                                      3,719,866             --
Change in liabilities
Increase in accrued expenses                                                          444              0
                                                                              -----------    -----------
Net cash used in operating activities                                            (384,327)    (1,995,278)

CASH FLOWS FORM FINANCING ACTIVITIES
Advances from related party                                                       384,163      1,312,094
proceeds from issuance of common stock                                                 --        683,395
                                                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         384,163      1,995,489

NET INCREASE IN CASH                                                                 (164)           211
CASH - Beginning of period                                                            211             --
                                                                              -----------    -----------
CASH - End of period                                                          $        47    $       211
                                                                              ===========    ===========


                See accompanying auditors' report and notes to the financial statements.

                              DELEK RESOURCES, INC.
                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                        For the Year Ended June 30, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------

Delek Corp. ("the Company") was formed on August 14, 2003 for the purpose of petroleum exploration and production. The Company's primary focus is on development drilling or producing properties as well as low-cost high potential exploration prospects in North America.

As further discussed in Note B, the Company has been acquired, and financing has been obtained, to facilitate the commencement of petroleum exploration and production operations

Use of Estimates
----------------

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

Concentrations of Credit Risk
-----------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash. Cash and bank accounts may at times exceed federally insured limits. The Company believes it is not exposed to any significant credit risk.

Oil and Gas Properties
----------------------

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

Unproven oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

Other Property and Equipment
----------------------------

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

Research and Development Costs
------------------------------

Generally accepted accounting principles state that costs that provide no discernible future benefits, or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred. SFAS No. 2 "Accounting for Research and Development Costs" requires that certain costs be charged to current operations including, but not limited to: salaries and benefits; contract labor; consulting and professional fees; depreciation; repairs and maintenance on operational assets used in the production of prototypes; testing and modifying product and service capabilities and design; and, other similar costs.

Long-Lived Assets and Asset Impairment
--------------------------------------

It is the Company's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset.

Income Taxes
------------

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

Loss per Common Share
---------------------

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

Revenue Recognition
-------------------

Revenue will be recognized when earned on the basis of production for drilling operations pursuant of the terms of the relevant mining agreements and SAB 101 and SAB 104.

Recent Accounting Pronouncements:
---------------------------------

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

Other-Than-Temporary Impairment of Investments

In March 2004, the EITF of the FASB reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. As of December 31, 2004, the Company determined that EITF 03-01 had no impact on its consolidated financial statements.

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-08"), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. The Company issued no contingent convertible notes. In accordance with EITF 04-08, the Company determined that there will be no impact on future diluted earnings per share related to these notes.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after June 15, 2005. Based on zero shares and awards outstanding as of December 31, 2004 (and without giving effect to any awards which may be granted in 2005), the Company expects that the adoption of SFAS 123(R) will have no impact on earnings during 2005.

Nonmonetary Exchange

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance.  SFAS  153  specifies  that a  nonmonetary  exchange  has  commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

Off-Balance Sheet Arrangements
------------------------------

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to shareholders. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

NOTE B - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $6,099,915 through the period ended June 30, 2004, and current liabilities exceeded current assets by approximately $1,696,654 at June 30, 2005. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

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

NOTE D - INCOME TAXES

As of June 30,  2005,  the  Company  had  deferred  tax assets of  approximately
$2,073,971 resulting from net operating loss carryforwards of approximately $6,099,915 for tax purposes which are available to offset future taxable income, if any through 2025. As utilization of the net operating loss carryforwards is not assured, the deferred income tax asset has been fully reserved through the recording of a 100% valuation allowance.

As of June 30, 2005 the components of the net deferred tax asset are as follows:

Deferred tax Assets:

Net operating loss carryforward:                                  $   6,099,915
-------------------------------------------------------------------------------
Valuation allowance:                                                 (6,099,915)
                                                                  -------------
Net deferred tax                                                  $          --
-------------------------------------------------------------------------------

The reconciliation of the effective income tax rate to the federal statutory rates are as follows for June 30, 2005 and 2004:

Federal income tax rate                                                  (34.0)%
--------------------------------------------------------------------------------
Valuation allowance                                                       34.0%

Effective tax rate                                                          --
--------------------------------------------------------------------------------

NOTE E--COMMITMENTS AND MATERIAL AGREEMENTS

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

NOTE F--STOCKHOLDERS' EQUITY

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

 During the year ended June 30, 2005 the Company issued a total of 6,294,801 shares of common stock with a fair market value of $3,719,866 for services.

NOTE E - RELATED PARTY TRANSACTION

The company engaged a related party to provide exploration services.  During the
year  ended  June  30,  2005  and  2004,  the  Company   incurred   expenses  of
approximately $222,469 and $1,300,000, respectively with this related party.