Form 10QSB
period 2005-09-30
HAVANA REPUBLIC INC/FL
filed 2005-11-16
CIK 1049660

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDING SEPTEMBER 30, 2005


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

As of November 16, 2005, 35,727,874 shares of $.01 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes|_| No |X|

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

      Condensed Balance Sheet at September 30, 2005

      Condensed Statements of Operations for the Three Months Ended September 30, 2005

      Condensed Statements of Cash Flows for the Three Months Ended September 30, 2005

      Notes to Condensed Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      Item 3. Controls and Procedures

      PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3. Defaults upon Senior Securities

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits

          Signatures

                              DELEK RESOURCES, INC.

                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                  BALANCE SHEET

                               September 30, 2005


                                  ASSETS
CURRENT ASSETS
CASH                                                                                                  $ 22
                                                                                       --------------------

TOTAL ASSETS                                                                                          $ 22
                                                                                       ====================


                   LIABILITIES AND SHAREHOLDS' DEFICIT

CURRENT LIABILITIES
Accrued expenses                                                                                     $ 444
Due to related party                                                                             1,726,257
                                                                                       --------------------
                                                                                                 1,726,701

SHAREHOLDERS' DEFICIT

Common stock, no par value authorized 50,000,000 shares authorized;
35,727,874 shares issued and outstanding and additional paid-in capital                          4,403,261
Accumulated defecit                                                                             (6,129,940)
                                                                                       --------------------
TOTAL SHAREHOLDERS' DEFECIT                                                                     (1,726,679)


TOTAL LIABILITIES AND SHAREHOLDERS' DEFECIT                                                           $ 22
                                                                                       ====================

               See accompanying notes to the financial statements.

                              DELEK RESOURCES, INC.

                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                           STATEMEMENTS OF OPERATIONS

                       FOR THE THREE MONTHS SEPTEMBER 30,



                                                                                           2005                2004
                                                                                      ---------------   -------------------

REVENUES                                                                                         $ -                   $ -
                                                                                      ---------------   -------------------

EXPENSES:
Exploration costs                                                                                  -               194,463
General and administrative                                                                    30,025                47,256
                                                                                      ---------------   -------------------
TOTAL OPERATING EXPENSES                                                                      30,025               241,719

NET LOSS                                                                                   $ (30,025)           $ (241,719)
                                                                                      ===============   ===================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
                                                                                             $ (0.00)              $ (0.01)
                                                                                      ===============   ===================
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED                                                           35,727,874            27,633,133
                                                                                      ===============   ===================


               See accompanying notes to the financial statements.

                              DELEK RESOURCES, INC.

                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                           STATEMEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                                             2005               2004
                                                                                        ---------------   ------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                     $ (30,025)          $ (241,719)

Change in liabilities
Increase in accounts payable                                                                         -              194,463
Increase in accrued expenses                                                                     30000               47,176
                                                                                        ---------------   ------------------
Net cash used in operating activities                                                              (25)                 (80)
                                                                                        ---------------   ------------------

NET INCREASE IN CASH                                                                               (25)                 (80)
CASH - Beginning of period                                                                          47                  211
                                                                                        ---------------   ------------------
CASH - End of period                                                                              $ 22                $ 131
                                                                                        ===============   ==================



               See accompanying notes to the financial statements.

                              DELEK RESOURCES, INC.

                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                  For the Three months ended September 30, 2004

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

                              DELEK RESOURCES, INC.

                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                  For the Three months ended September 30, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Long-Lived Assets and Asset Impairment

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

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 has not had a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending

                             DELEK RESOURCES, INC.

                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                  For the Three months ended September 30, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 does not have a material impact on the Company's financial position, results of operations or liquidity.

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purposes of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 does not have a material impact on our company's financial statements.

NOTE B - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $6,129,940 through the period ended September 30, 2005, and current liabilities exceeded current assets by approximately $1,726,679 at September 30, 2005. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

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


NOTE D--COMMITMENTS AND MATERIAL AGREEMENTS

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

Management's Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2005 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

Delek Resources, Inc. f/k/a The Havana Republic, Inc., a Florida corporation (the "Company") was formed on March 10, 1996. The Company was engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result of those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder's equity, and almost no remaining cash. The Company was unable to raise the required capital to continue its business in that form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002, the Company entered into an asset purchase agreement whereby all of the operating assets of the Company's cigar business were exchanged for the assumption of all of the Company's liabilities. The transaction closed on November 15, 2002. As a consequence, the Company had no assets or material liabilities.

On October 2, 2002, a preferred shareholder converted his preferred shares into 100,000,000 shares of common stock. On July 24, 2003, the Company effectuated a 1 for 300 reverse stock split of the Company's outstanding Common Stock. The principal effect of the reverse stock split was that the number of shares of the Company's Common Stock issued and outstanding was reduced from 189,941,113 shares as of June 30, 2003 to approximately 633,133 shares. In addition, the Company's authorized number of shares of Common Stock was reduced from 500,000,000 shares of Common Stock to 1,666,666 shares of Common Stock. Following the reverse stock split, the Company amended the Company's Articles of Incorporation to increase of the Company's authorized number of shares of Common Stock (post split) from 1,666,666 to 500,000,000 authorized shares of Common Stock. The preferred shareholders of the Company agreed to the cancellation or conversion of their preferred shares. Although shareholders have approved the right to a change in the domicile of the Company, management has not determined when or if to implement a change of domicile.

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

Gallagher Gap Prospect

In November 2003, a limited liability company wholly owned by shareholders of the Company paid a deposit of $20,000 to an oil and gas company for the right to purchase leasehold estates known as the Gallagher Gap Prospect in the State of Nevada. The total purchase price of such leasehold estates is $100,000. Beauregard Parrish. In January 2004, a limited liability company wholly owned by shareholders of the Company entered a lease agreement for the rights to 240 acres of land in Beauregard Parrish in the southern region of the State of Louisiana. Under the terms of the lease agreement, the lease obligation for such land shall be satisfied through the application of future revenues, as defined. The Company has targeted prospects in Louisiana which it plans to pursue in accordance with its exploration and drilling strategy. There can be no assurances that any production may occur or, if productions occurs, that it may prove profitable.

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

                              Results of Operations

                  For the Three Months Ended September 30, 2005


Operating Expenses

Operating expenses consisted of professional fees and other administrative expenses of $30,025 for the three months ended September 30, 2005. There were no exploration costs for the three months ended September 30, 2005.

Net Loss. There was a net loss of $30,025 for the three months ended September 30, 2005.


Liquidity and Capital Resources

Since its inception, the Company has continued to sustain losses. The Company's operations and growth were previously funded by the sale of Common Stock, Preferred Stock and Convertible Debentures.

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

Current Assets

Cash. As of September 30, 2005, the Company had $22.

Liabilities

Current liabilities. As of September 30, 2005 Company had $1,726,701 in current liabilities.

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2005.

            PART II OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

                              DELEK RESOURCES, INC.
                                  (Registrant)

                           By: /S/ LEONARD STERNHEIM
                           -----------------------------------------------------
                          Leonard Sternheim, Sole Director
                          President, Chief Accounting Officer
                          Date: November 16, 2005

--------------------------------------------------------------------------------

                                  Exhibit Index

 Exhibit No.                                  Description
 -----------      --------------------------------------------------------------

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