Form 10QSB
period 2005-12-31
HAVANA REPUBLIC INC/FL
filed 2006-02-14
CIK 1049660

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDING DECEMBER 31, 2005

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

As of December 31, 2005, 35,749,624 shares of $.01 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes|_| No |X|

Indicate by check mark whether the registrant is a shall company (as defined in rule 12b-2 of the Exchange Act). Yes|_| No |X|

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet at December 31, 2005

         Condensed Statements of Operations for the Three and Six Months Ended December 31, 2005 and December 31, 2004

         Condensed Statements of Cash Flows for the Three and Six Months Ended December 31, 2005 and December 31, 2004

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

Item 6.  Exhibits

Signatures

                            DELEK RESOURCES, INC.

              F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                BALANCE SHEET

                              December 31 2005

                                   ASSETS

CURRENT ASSETS
CASH                                                                                                 $        --
                                                                                                     -----------

TOTAL ASSETS                                                                                         $        --
                                                                                                     ===========


                     LIABILITIES AND SHAREHOLDS' DEFICIT

CURRENT LIABILITIES
Cash overdraft                                                                                       $        28
Accrued expenses                                                                                           4,743
Due to related party                                                                                   1,756,257
                                                                                                     -----------
                                                                                                       1,761,028

SHAREHOLDERS' DEFICIT

Common stock, no par value authorized 50,000,000 shares authorized;
35,749,624 shares issued and outstanding and additional paid-in capital                                4,406,524
Convertible preferred stock - Series A, authorized 2,500 shares, 0 shares issued and outstanding              --
Convertible preferred stock - Series B, authorized 500,000 shares, 0 shares issued and outstanding            --
Convertible preferred stock - Series C, authorized 100 shares, 0 shares issued and outstanding                --
Convertible preferred stock - Series D, authorized 50 shares, 0 shares issued and outstanding                 --
Accumulated defecit                                                                                   (6,167,552)
                                                                                                     -----------
TOTAL SHAREHOLDERS' DEFECIT                                                                           (1,761,028)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFECIT                                                          $        --
                                                                                                     ===========


             See accompanying notes to the financial statements.

                              DELEK RESOURCES, INC.

                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                           STATEMEMENTS OF OPERATIONS

                    FOR THE THREE AND SIX MONTHS DECEMBER 31,

                                                For the three month's ended      For the six month's ended
                                                         Decmber 31,                    Decmber 31,
                                                ----------------------------    ----------------------------
                                                    2005           2004             2005            2004
                                                ------------    ------------    ------------    ------------
REVENUES                                        $         --    $         --    $         --    $         --
                                                ------------    ------------    ------------    ------------

EXPENSES:
Exploration costs                                         --              --              --         194,463
General and administrative                            37,612          43,648          67,637          90,904
                                                ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                              37,612          43,648          67,637         285,367

NET LOSS                                        $    (37,612)   $    (43,648)   $    (67,637)   $   (285,367)
                                                ============    ============    ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                                ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED                   35,732,707      27,633,133      35,730,258      27,633,133
                                                ============    ============    ============    ============

               See accompanying notes to the financial statements.

                              DELEK RESOURCES, INC.

                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                           STATEMEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                         2005            2004
                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(67,637)       $(43,648)
Common stock issued for services                          3,263
Change in liabilities
Increase in accrued expenses                              4,299              --
Increase in due to related party                         60,000              --
                                                       --------        --------
Net cash used in operating activities                       (75)        (43,648)
                                                       --------        --------

CASH FLOWS FROM financing activities
Cash overdraft                                               28


NET INCREASE IN CASH                                        (47)        (43,648)
CASH - Beginning of period                                   47             211
                                                       --------        --------
CASH - End of period                                   $     --        $(43,437)
                                                       ========        ========

      See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

                              DELEK RESOURCES, INC.

                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                   For the Six months ended December 31, 2005

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

NOTE B - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $6,167,552 through the period ended December 31, 2005, and current liabilities exceeded current assets by approximately $1,761,028 at December 31, 2005. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

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

                              Results of Operations

              For the Three and Six Months Ended September 30, 2005

Operating Expenses

Operating expenses consisted of professional fees and other administrative expenses of $37,612 and $67,637 for the three months and six months ended December 31, 2005 respectively, compared to $43,648 and 90,904 for the three months and six months ended December 31, 2005 respectively. There were no exploration costs for the six months ended December 31, 2005.

Net Loss. There was a net loss of $37,612 and $67,637 for the three months and six months ended December 31, 2005 respectively, compared to $43,648 and 285,367 for the three months and six months ended December 31, 2005 respectively. The Company recorded exploration costs of $194,463 for the six months ended December 31, 2004.

The results of operations have not materially changed as a result of the lack of activity on the Company properties.

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

Current Assets

Cash. As of December 31, 2005, the Company had $0.00.

Liabilities

Current liabilities. As of December 31, 2005 Company had $1,761,028 in current liabilities.

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2005were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended December 31, 2005.

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

                                  DELEK RESOURCES, INC.
                                      (Registrant)

                           By: /S/ LEONARD STERNHEIM
                               -------------------------------------------------
                                   Leonard Sternheim, Sole Director
                                   President, Chief Accounting Officer
                                   Date: February 14, 2005

--------------------------------------------------------------------------------

                                  Exhibit Index

   Exhibit No.        Description
   -----------        -----------

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