Form 10KSB/A
period 2005-06-30
HAVANA REPUBLIC INC/FL
filed 2006-03-07
CIK 1049660

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

COMMISSION FILE NUMBER: 333-40799

DELEK RESOURCES, INC.
(NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

FLORIDA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	84-1346897 (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of March 7, 2006 was approximately $11,422,034. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of June 30, 2005, was 37,727,874.

Transitional Small Business Disclosure Format:

Yes ☐ No ☒

EXPLANATORY NOTE

This Amended Annual Report on Form 10-KSB/A is being filed for the purpose of correcting clerical errors and revisions to the financial statemetns. In all other material respects this Amended Annual Report on Form 10-KSB is unchanged from the Annual Report on Form 10-KSB filed by the Company on March 7, 2006.

DELEK RESOURCES, INC.
REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED JUNE 30, 2005

TABLE OF CONTENTS

		PAGE

PART I

Item 1.	Description of Business	1
Item 2.	Description of Property	2
Item 3.	Legal Proceedings	3
Item 4.	Submission of Matters to Vote of Security Holders	3

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
	and Small Business Issuer Purchases of Equity Securities	3
Item 6.	Management's Discussion and Analysis or Plan of Operation	3
Item 7.	Financial Statements	7
Item 8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	7
Item 8A.	Controls and Procedures	7
Item 8B.	Other Information	8

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	8
Item 10.	Executive Compensation	9
Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	9
Item 12.	Certain Relationships and Related Transactions	10
Item 13.	Exhibits	10
Item 14.	Principal Accountant Fees and Services	11

Signatures		12

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

QUARTER ENDED	HIGH		LOW
September 30, 2003	$1.50	*	$0.17	*
December 31, 2003	$1.35		$0.35
March 31, 2004	$1.99		$0.60
June 30, 2004	$1.80		$0.70
September 30, 2004	$0.58		$0.58
December 31, 2004	$0.51		$0.45
March 31, 2005	$0.35		$0.32
June 30, 2005	$0.39		$0.37

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

WE ARE DEPENDENT UPON KEY PERSONNEL.

We are dependent on our officer, although we have employment agreements with him. Because our potential success is dependent upon, among other things, the personal efforts, abilities and business relationships of our officer, if any of he were to terminate employment with us or become unable to be employed before a qualified successor, if any, could be found our business could be expected to suffer. We do not maintain "key person" insurance on any of Our officers.

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

ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 8B. OTHER INFORMATION

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2005, the end of our last completed fiscal year):

	ANNUAL COMPENSATION			LONG TERM COMPENSATION
				AWARDS		PAYOUTS
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED STOCK AWARD(S)	SECURITIES UNDERLYING OPTIONS/ SARS (#)	LTIP PAYOUTS	ALL OTHER COMPENSATION
Leonard Sternheim,	2003	$120,000	—	—	—	—	—	—
President	2004	$120,000	—	—	—	—	—	—
Director, and Chief	2005	$120,000	—	—	—	—	—	—
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the common stock as of March 7, 2006, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

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

	SHARES OF COMMON STOCK	PERCENTAGE OWNED(1)
NAME
Leonard Sternheim President, Director Chief Accounting Officer 1224 Washington Avenue Miami Beach, FL 33139	-6,000,000-	17.2%

All Directors and Executive Officers and 5% shareholders as a Group (1 person)	6,000,000	17.2%

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
Leonard Sternheim, Sole Director President, Chief Accounting Officer Date: March 7, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

SIGNATURES	TITLE	DATE

/S/ Leonard Sternheim	Sole Director, President and Chief Accounting Officer	March 7, 2006

DELEK RESOURCES, INC.
f/k/a THE HAVANA REPUBLIC, INC.
AND SUBSIDIARIES

FINANCIAL STATEMENTS

For the year ended June 30, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
DELEK RESOURCES, INC.
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
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

BALANCE SHEET

June 30, 2005

ASSETS
CURRENT ASSETS
CASH	$47

TOTAL ASSETS	$47

LIABILITIES AND SHAREHOLDS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$444
Due to related party	1,696,257
1,696,701

SHAREHOLDERS' DEFICIT

Convertible preferred stock - Series A, authorized 2,500 shares, 0 shares issued and outstanding	—
Convertible preferred stock - Series B, authorized 500,000 shares, 0 shares issued and outstanding	—
Convertible preferred stock - Series C, authorized 100 shares, 0 shares issued and outstanding	—
Convertible preferred stock - Series D, authorized 50 shares, 0 shares issued and outstanding	—
Common stock, no par value authorized 50,000,000 shares authorized;
35,727,874 shares issued and outstanding and additional paid-in capital	4,403,261
Accumulated defecit	(6,099,915)
TOTAL SHAREHOLDERS' DEFECIT	(1,696,654)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFECIT	$47

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30,

	2005	2004

REVENUES	$—	$—

EXPENSES:
Exploration costs	222,469	1,872,813
General and administrative	162,302	122,465
Stock compensation	3,719,866	—
TOTAL OPERATING EXPENSES	4,104,637	1,995,278

NET LOSS	$(4,104,637)	$(1,995,278)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
	$(0.12)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	32,965,064	27,633,133

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES INC. F/K/A/ THE HAVANA REPUBLIC, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended June 30, 2005 and 2004

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Common Stock and Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Total

Balance - June 30, 2003	114	$158,078	200,000	$40,000	89.30	$893,248	50	$500,000	633,112	$5,691,153	$(7,282,479)	$—

Cancellation of preferred stock	(114)	(158,078)	(200,000)	(40,000)	(89.30)	(893,248)	(50)	(500,000)	(633,112)	(5,691,153)	7,282,479	—

Issuance of common stock									27,000,001	683,395		683,395

Net loss for the year ended June 30, 2004											(1,995,278)	(1,995,278)

Balance June 30, 2004	—	—	—	—	—	—	—	—	27,000,001	683,395	(1,995,278)	(1,311,883)

Issuance of common stock for services									8,094,741	3,719,866		3,719,866

Net loss for the year ended June 30, 2005											(4,104,637)	(4,104,637)

Balance June 30, 2005	—	$—	—	$—	—	$—	—	$—	35,094,742	$4,403,261	$(6,099,915)	$(1,696,654)

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,104,637)	$(1,995,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	3,719,866	—
Change in liabilities
Increase in accrued expenses	444	—
Net cash used in operating activities	(384,327)	(1,995,278)

CASH FLOWS FORM FINANCING ACTIVITIES
Advances from related party	384,163	1,312,094
proceeds from issuance of common stock	—	683,395
NET CASH PROVIDED BY FINANCING ACTIVITIES	384,163	1,995,489

NET INCREASE IN CASH	(164)	—
CASH - Beginning of period	211	—
CASH - End of period	$47	$—

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

As further discussed in Note B, the Company has been acquired, and financing has been obtained, to facilitate the commencement of petroleum exploration and production operations.

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

Other-Than-Temporary Impairment of Investments

In March 2004, the EITF of the FASB reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting.  As of December 31, 2004, the Company determined that EITF 03-01 had no impact on its consolidated financial statements.

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (“EITF 04-08”), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. The Company issued no contingent convertible notes. In accordance with EITF 04-08, the Company determined that there will be no impact on future diluted earnings per share related to these notes.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after June 15, 2005.  Based on zero shares and awards outstanding as of December 31, 2004 (and without giving effect to any awards which may be granted in 2005), the Company expects that the adoption of SFAS 123(R) will have no impact on earnings during 2005.

Nonmonetary Exchange

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

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

As of June 30, 2005 the components of the net deferred tax asset are as follows:

Deferred tax Assets:

Net operating loss carryforward:	$6,099,915
Valuation allowance:	(6,099,915)

Net deferred tax	$—

The reconciliation of the effective income tax rate to the federal statutory rates are as follows for June 30, 2005 and 2004:

Federal income tax rate	(34.0)%
Valuation allowance	34.0%

Effective tax rate	—

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

NOTE E - RELATED PARTY TRANSACTIONS

The company engaged a related party through common ownership to provide exploration services. During the year ended June 30, 2005 and 2004, the Company incurred expenses of approximately $222,469 and $1,300,000, respectively with this related party.

At June 30, 2005 the Company had advances from an officer and shareholder primarily to fund exploration costs and other operating expenses.