Form 10QSB
period 2006-03-31
HAVANA REPUBLIC INC/FL
filed 2006-05-22
CIK 1049660

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDING MARCH 31, 2006

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

Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 31, 2006, 35,749,624 shares of $.01 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet at March 31, 2006                             3

         Condensed Statements of Operations for the Three and
         Nine Months Ended March 31, 2006 and July 1, 2004 to
         March 31, 2006                                                        4

         Condensed Statements of Cash Flows for the Three and
         Six Months Ended March 31, 2006 and July 1, 2004 to
         March 31, 2006                                                        5

         Notes to Condensed Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                                 11

Item 3.  Controls and Procedures                                              12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3.  Defaults upon Senior Securities                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 5.  Other Information                                                    13

Item 6.  Exhibits                                                             13

Signatures                                                                    14

                              DELEK RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                                  BALANCE SHEET

                                 March 31, 2006

                                     ASSETS

CURRENT ASSETS
CASH                                                               $       39,225
                                                                   --------------

TOTAL ASSETS                                                       $       39,225
                                                                   ==============


                     LIABILITIES AND SHAREHOLDS' DEFICIANCY

CURRENT LIABILITIES
Due to related party                                               $    1,538,503
                                                                   --------------
                                                                        1,538,503

SHAREHOLDERS' DEFICIANCY

Convertible preferred stock - Series A, authorized
  2,500 shares, 0 shares issued and outstanding                                --
Convertible preferred stock - Series B, authorized
  500,000 shares, 0 shares issued and outstanding                              --
Convertible preferred stock - Series C, authorized
  100 shares, 0 shares issued and outstanding                                  --
Convertible preferred stock - Series D, authorized
  50 shares, 0 shares issued and outstanding                                   --
Common stock, no par value authorized
  50,000,000 shares authorized;
  37,694,541 shares issued and outstanding and
  additional paid-in capital                                            4,701,524
Accumulated defecit                                                    (6,200,802)
                                                                   --------------
TOTAL SHAREHOLDERS' DEFICIANCY                                         (1,499,278)


TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIANCY                     $       39,225
                                                                   ==============

          See accompanying notes to the condensed financial statements.

                              DELEK RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                           STATEMEMENTS OF OPERATIONS

                                                                                                                     Period from
                                                                                                                     July 1, 2004
                                                                                                                     (exploration
                                              Three Months Ended March 31,        Nine Months Ended March 31,           date to
                                                 2006              2005             2006               2005         March 31, 2006
                                            --------------    --------------    --------------    --------------    --------------
REVENUES                                    $           --    $           --    $           --    $           --    $           --
                                            --------------    --------------    --------------    --------------    --------------

EXPENSES:
Exploration costs                                       --                --                --           194,463         2,095,282
General and administrative                          33,250            46,562           100,887           114,199           385,654
Stock compensation                                      --                --                --           137,466         3,719,866
                                            --------------    --------------    --------------    --------------    --------------
TOTAL OPERATING EXPENSES                            33,250            46,562           100,887           446,128         6,200,802

NET LOSS                                    $      (33,250)   $      (46,562)   $     (100,887)   $     (446,128)   $   (6,200,802)
                                            ==============    ==============    ==============    ==============    ==============

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                         $        (0.00)   $        (0.00)   $        (0.00)   $        (0.01)   $        (0.18)
                                            ==============    ==============    ==============    ==============    ==============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED               35,749,726        33,727,874        35,735,158        33,727,874        34,149,743
                                            ==============    ==============    ==============    ==============    ==============

          See accompanying notes to the condensed financial statements.

                              DELEK RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                           STATEMEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2006 and 2005

                                                                                                              Period from
                                                                                                             July 1, 2004
                                                                                                             (exploration
                                                                               Nine Months March 31,            date to
                                                                              2006              2005         March 31, 2006
                                                                         --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $     (100,887)   $     (331,929)   $   (6,200,802)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Stock compensation expense                                                           --                --         3,723,129
Change in liabilities
Increase in accounts payable and accrued expenses                              (154,888)          285,287                --
                                                                         --------------    --------------    --------------
Net cash used in operating activities                                          (255,775)          (46,642)       (2,477,673)

CASH FLOWS FORM FINANCING ACTIVITIES
Advances from related party                                                          --            48,830         1,538,503
proceeds from issuance of common stock                                          295,000                --           978,395
                                                                         --------------    --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       295,000            48,830         2,516,898

NET INCREASE IN CASH                                                             39,225             2,188            39,225
CASH - Beginning of period                                                           --                --                --
                                                                         --------------    --------------    --------------
CASH - End of period                                                     $       39,225    $        2,188    $       39,225
                                                                         ==============    ==============    ==============

          See accompanying notes to the condensed financial statements.

                              DELEK RESOURCES, INC.
                F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           For the Three and Nine months ended March 31, 2006 and 2005

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

Recent Accounting Pronouncements:

SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 ("SFAS 3"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations

NOTE B - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $6,200,802 through the period ended March 31, 2006, and current liabilities exceeded current assets by approximately $1,499,278 at March 31, 2006. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

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

NOTE D - DUE TO RELATED PARTY

The Companies executive officer has paid on behalf of the Company exploration and operating expenses. As of March 31, 2006 the executive had paid a total of $1,404,250. In addition the executive is owed a total of $390,000 for accrued salary. During the three months ended March 31, 2006 the executive was repaid a total of $255,747. The amounts are non interest bearing and are payable upon demand.

NOTE E - COMMITMENTS AND MATERIAL AGREEMENTS

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

NOTE F - COMMON STOCK

During the quarter ended March 31, 2006 the Company sold a total of 1,966,666 units for gross proceeds of $295,000. Each unit consists of one share of common stock at a price of $.15 and one Warrant to purchase a share of common stock at a price of $.25. The warrants expire one year from the date of issuance.

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

                              Results of Operations

               For the Three and Nine Months Ended March 31, 2006

Operating Expenses

Operating expenses consisted of general and other administrative expenses of $33,250 and $100,887 for the three months and nine months ended March 31, 2006 respectively, compared to $46,562 and $114,199 for the three months and nine months ended March 31, 2005 respectively. There were no exploration costs for the six months ended March 31, 2006.

Net Loss. There was a net loss of $33,250 and $100,887 for the three months and nine months ended March 31, 2006 respectively, compared to $46,562 and $446,128 for the three months and nine months ended March 31, 2005 respectively. The Company recorded exploration costs of $194,463 for the nine months ended March 31, 2005.

The results of operations have not materially changed as a result of the lack of activity on the Company properties.

Liquidity and Capital Resources

Since its inception, the Company has continued to sustain losses. The Company's operations and growth were previously funded by the sale of Common Stock, Preferred Stock and Convertible Debentures and will be funded through an offering of equity and warrants. During the quarter ended March 31, 2006, the Company sold a total of 1,966,666 units for gross proceeds of $295,000. Each unit consists of one share of common stock at a price of $.15 and one warrant to purchase a share of common stock at a price of $.25. The warrants expire one year from the date of issuance. The shares underlying the offering will be issued following the quarter ended March 31, 2006.

Leonard Sternheim, our sole officer and director, has agreed to fund our operations until we receive revenues and/or Leonard Sternheim has the financial means to finance such operations. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, data contained in our records and other available data from third parties, but there can be no assurance that our expectations, beliefs or projections will result, or be achieved, or be accomplished. As a result, our independent auditors have stated that our losses from operations raise doubt about our ability to continue as a going concern.

Current Assets

Cash. As of March 31, 2006, the Company had $39,255.

Liabilities

Current liabilities. As of March 31, 2006, Company had $1,538,503 in current liabilities.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2006were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2006.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended March 31, 2006 the company sold a total of 1,966,666 units for gross proceeds of $295,000. Each unit consist of one share of common stock at a price of $.15 and one Warrant to purchase a share of common stock at a price of $.25. The warrants expire one year from the date of issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D. The shares underlying the offering will be issued following the quarter ended March 31, 2006.

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

                                  Date: May 22, 2006

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