Form 10KSB/A
period 2005-06-30
HAVANA REPUBLIC INC/FL
filed 2006-06-29
CIK 1049660

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

COMMISSION FILE NUMBER: 0-29791

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

In November 2003, a limited liability company wholly owned by shareholders of the Company paid a deposit of $20,000 to an oil and gas company for the right to purchase leasehold estates known as the Gallagher Gap Prospect in the State of Nevada. The total purchase price of such leasehold estates is $100,000. As of June 30, 2004 the Company recorded the $20,000 as due to related party.

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

Merger

On October 20, 2003, Delek Corp., a Texas corporation, was merged into The Havana Republic, Inc. As consideration for the merger, Delek Corp. or its designees were issued 27 million shares of restricted common stock. The merger was accounted for as a Quasi-reorganization as Delek Corp had no prior operations and was incorporated for the sole purpose of ______________ Delek Corp. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties. At the time of the merger Delek Corp. owned all the rights to the leasehold estates known as the Lodgepole Prospect in Stark County, North Dakota

THE LODGEPOLE REEF FAIRWAY PLAY - WILLISTON BASIN

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
Accounting Officer

JOE AS PART OF THE QUASI REORGANIZATION ALL PRIOR SALARY UP TILL OCT 23, 2003 SHOULD BE GONE

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
Leonard Sternheim, Sole Director President, Chief Accounting Officer Date: June 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

SIGNATURES	TITLE	DATE

/S/ Leonard Sternheim	Sole Director, President and Chief Accounting Officer	June 29, 2006

DELEK RESOURCES, INC.
f/k/a THE HAVANA REPUBLIC, INC.
AND SUBSIDIARIES

FINANCIAL STATEMENTS

For the year ended June 30, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
DELEK RESOURCES, INC.
F/k/a THE HAVANA REPUBLIC, INC.

We have audited the accompanying consolidated balance sheet of Delek Resources, Inc. f/k/a The Havana Republic as of June 30, 2005, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
October 7, 2005

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

BALANCE SHEET

June 30, 2005

ASSETS
CURRENT ASSETS
CASH	$47

TOTAL ASSETS	$47

LIABILITIES AND SHAREHOLDS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$444
Due to related party	1,696,257
1,696,701

SHAREHOLDERS' DEFICIT

Convertible preferred stock - Series A, authorized 2,500 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series B, authorized 500,000 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series C, authorized 100 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series D, authorized 50 shares, 0 shares issued and outstanding	-
Common stock, no par value authorized 50,000,000 shares authorized;
35,727,874 shares issued and outstanding and additional paid-in capital	4,403,261
Accumulated defecit since Quasi-reorganization on October 23, 2003	(6,099,915)
TOTAL SHAREHOLDERS' DEFECIT	(1,696,654)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFECIT	$47
See accompanying auditors' report and notes to the financial statements.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30,

			Period from
			July 1, 2004
			(exploration date to
	2005	2004	June 30, 2005

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	222,469	1,189,418	1,411,887
General and administrative	162,302	122,465	284,767
Stock compensation	3,719,866	683,395	4,403,261
TOTAL OPERATING EXPENSES	4,104,637	1,995,278	6,099,915

NET LOSS	$(4,104,637)	$(1,995,278)	$(6,099,915)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
	$(0.12)	$(0.07)	$(0.20)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	32,965,064	27,633,133	30,299,099

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES INC. F/K/A/ THE HAVANA REPUBLIC, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

For the years ended June 30, 2005 and 2004

									Common Stock and
									Additional Paid-in
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated	Total
											Deficit

Balance - June 30, 2003	114	$158,078	200,000	$40,000	89.30	$893,248	50	$500,000	633,112	$5,691,153	$(7,282,479)	$-

Quasi-reorganization	-	-	-	-	-	-	-	-	-	(5,691,153)	5,691,153	-

Cancellation of preferred stock	(114)	(158,078)	(200,000)	(40,000)	(89.30)	(893,248)	(50)	(500,000)	(633,112)	-	1,591,326	-

Sale of common stock									27,000,001	683,395		683,395

Net loss for the year ended June 30, 2004											(1,995,278)	(1,995,278)

Balance June 30, 2004	-	-	-	-	-	-	-	-	27,000,001	683,395	(1,995,278)	(1,311,883)

Issuance of common stock for services									8,094,741	3,719,866		3,719,866

Net loss for the year ended June 30, 2005											(4,104,637)	(4,104,637)

Balance June 30, 2005	-	$-	-	$-	-	$-	-	$-	35,094,742	$4,403,261	$(6,099,915)	$(1,696,654)

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30,

			Period from
			July 1, 2004
			(exploration date to
	2005	2004	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,104,637)	$(1,995,278)	$(6,099,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	3,719,866	683,395	4,403,261
Change in liabilities
Increase in accrued expenses	444	-	444
Net cash used in operating activities	(384,327)	(1,311,883)	(1,696,210)

CASH FLOWS FORM FINANCING ACTIVITIES
Advances from related party	384,163	1,312,094	1,696,257
proceeds from issuance of common stock	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	384,163	1,312,094	1,696,257

NET INCREASE IN CASH	(164)	-	47
CASH - Beginning of period	211	-	-
CASH - End of period	$47	$-	$47

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

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

NOTE C - DUE TO RELATED PARTY

The Companies executive officer has paid on behalf of the Company exploration and operating expenses. As of June 30, 2005 the executive had paid a total of $1,336,257. In addition the executive is owed a total of $360,000 for accrued salary. The amounts are non interest bearing and are payable upon demand.

NOTE D - BUSINESS COMBINATION

As of October 23, 2003, the Company concluded its period of reorganization by merging with Delek Corp. a Company formed on August 14, 2003 to engage in petroleum exploration and production. The Company, as approved by its Board of Directors, elected to state its October 23, 2003 balance sheet as a "quasi-reorganization," pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in-capital. From October 23, 2003 forward, the Company has recorded net income (and net losses) to retained earnings and (accumulated deficit).

On October 20, 2003, the Company was merged into The Havana Republic, Inc. Under the terms of agreement, Havana issued twenty seven million (27,000,000) shares of common stock to the Company in with a fair market value of $683,395 on the date of issuance for 100% of the outstanding shares of the Company. This transaction was recorded as a quasi reorganization. pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in-capital. From October 23, 2003 forward, the Company has recorded net income (and net losses) to retained earnings and (accumulated deficit).

NOTE E - INCOME TAXES

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

NOTE F—COMMITMENTS AND MATERIAL AGREEMENTS

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

NOTE G—STOCKHOLDERS’ EQUITY

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

On October 20, 2003, the Company was merged into The Havana Republic, Inc. Under the terms of agreement, Havana issued twenty seven million (27,000,000) shares of common stock with a fair market of $683,395 on the date of issuance to the Company in exchange for 100% of the outstanding shares of the Company.

 During the year ended June 30, 2005 the Company issued a total of 6,294,801 shares of common stock with a fair market value of $3,719,866 for services.