Form 10KSB/A
period 2005-06-30
HAVANA REPUBLIC INC/FL
filed 2006-07-13
CIK 1049660

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment Two

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

Merger

On October 20, 2003, Delek Corp., a Texas corporation, was merged into The Havana Republic, Inc. As consideration for the merger, Delek Corp. or its designees were issued 27 million shares of restricted common stock. The merger was accounted for as a Quasi-reorganization as Delek Corp had no prior operations and was incorporated for the sole purpose of acquiring property in Lake Charles, Louisiana and the rights to the leasehold estates known as the Lodgepole Prospect in Stark County, North Dakota. Delek Corp. is an oil and gas exploration company with its focus on combining proven undeveloped properties and unproven low risk properties, as well as high risk high reward low expenditure properties.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting. There have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the annual year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Accounting Officer

Mr. Sternheim's 2003 salary includes his salary earned prior to the Quasi-reorganizationwith Delek Corp.

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
Leonard Sternheim, Sole Director President, Chief Accounting Officer Date: July 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

SIGNATURES	TITLE	DATE

/S/ Leonard Sternheim	Sole Director, President and Chief Accounting Officer	July 13, 2006

DELEK RESOURCES, INC.
f/k/a THE HAVANA REPUBLIC, INC.
AND SUBSIDIARIES

FINANCIAL STATEMENTS

For the year ended June 30, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
DELEK RESOURCES, INC
F/k/a THE HAVANA REPUBLIC, INC.

We have audited the accompanying balance sheet of Delek Resources, Inc. f/k/a The Havana Republic as of June 30, 2005, and the related statements of operations, changes in shareholders' deficiency and cash flows for 2005 and 2004 and for the period July 1, 2004 (date exploration stage commenced) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delek Resources, Inc, as of June 30, 2005, and the related statements of operations, changes in shareholders' (deficiency) and cash flows for 2005 and 2004 and for the period July 1, 2004 (date exploration stage commenced) to June 30, 2005 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $6,099,915 through the period ended June 30, 2005, and current liabilities exceeded current assets by approximately $1,696,654 at June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

JEWETT, SCHWARTZ & ASSOCIATES
Hollywood, Florida
October 7, 2005

2514 HOLLYWOOD BOULEVARD, SUITE 508 · HOLLYWOOD, FLORIDA 33020 · TELEPHONE (954) 922-5885 FAX · (954) 922-5957
 MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS · FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
 PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA · REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

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
			(date exploration
			stage commenced)
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
			(date exploration
			stage commenced)
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