Form 10KSB
period 2006-06-30
Delek Resources, Inc.
filed 2006-09-14
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

COMMISSION FILE NUMBER:  0-29791

DELEK RESOURCES, INC.
(NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

FLORIDA	84-1346897
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1224 WASHINGTON AVENUE, MIAMI BEACH, FL 33139
(ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

(305) 531-1174
(ISSUER’S TELEPHONE NUMBER)
_________________________________________________
(Former name or former address, if changed since last report)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. ☐

State issuer’s revenues for its most recent fiscal year:  $0.00.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $6,115,270. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, no par value per share (the “Common Stock”), as of June 30, 2006, was 52,882,956.

Transitional Small Business Disclosure Format:

Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD-LOOKING STATEMENTS

This Report contains, in addition to historical information, forward-looking statements regarding Delek Resources, Inc. f/k/a The Havana Republic, Inc. (the “Company” or “Delek Resources”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; competition; dependence on management; and other factors discussed herein and in the Company’s other filings with the U.S. Securities and Exchange Commission (the “SEC”).

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Company was formed as a Florida corporation on March 10, 1996, by the name of ‘The Havana Republic, Inc.’ and was engaged in the business of owning and operating upscale cigar emporiums devoted to the sale of premium cigars and cigar related merchandise. The costs associated with the operations made it exceedingly difficult to achieve profitability, and resulted in continuing losses. As a result of those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder’s equity, and almost no remaining cash. The Company was unable to raise the required capital to continue its business in that form and commenced plans to divest all of its operations and sell substantially all of its assets. On September 25, 2002, the Company entered into an asset purchase agreement whereby an entity formed by Stephen Schatzman, a director and shareholder and chief executive officer at that time, acquired all of the operating assets of the Company’s cigar business in exchange for the assumption of all of the Company’s liabilities. The transaction closed on November 15, 2002. As a consequence, the Company had no assets or material liabilities.

On October 2, 2002, a preferred shareholder converted his preferred shares into 100,000,000 shares of Common Stock.

In July, 2003, the Company effectuated a 1 for 300 reverse stock split of our outstanding Common Stock. The principal effect of the reverse stock split was that the number of shares of our Common Stock issued and outstanding was reduced from 189,941,113 shares as of June 30, 2003 to approximately 633,133 shares. In addition, the Company’s authorized number of shares of Common Stock was reduced from 500,000,000 shares of Common Stock to 1,666,666 shares of Common Stock. Following the reverse stock split on July 18, 2003, the Company amended its Articles of Incorporation to increase our authorized umber of shares of Common Stock (post split) from 1,666,666 to 500,000,000 authorized shares of Common Stock. The Company’s preferred shareholders agreed to the cancellation or conversion of their preferred shares.

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

In November 2003, a limited liability company wholly-owned by shareholders of the Company paid a deposit of $20,000 to an oil and gas company for the right to purchase leasehold estates known as the Gallagher Gap Prospect in the State of Nevada. The total purchase price of such leasehold estates is $100,000 and as of June 30, 2004, the Company recorded the $20,000 as due to related party.

In January 2004, a limited liability company wholly-owned by shareholders of the Company entered a lease agreement for the rights to 240 acres of land in Beauregard Parrish in the southern region of the State of Louisiana. Under the terms of the lease agreement, the lease obligation for such land shall be satisfied through the application of future revenues, as defined. There can be no assurances that any production may occur or, if productions occurs, that it may prove profitable.

In October, 2004, the Company changed its name from ‘The Havana Republic, Inc.’ to ‘Delek Resources, Inc.’ and was assigned a new symbol of “DLKR” for the trading of its Common Stock on the OTCBB market.

Business Projects

Joint Venture Agreement With Les Iles Petroles Internationaux, LLC

Pursuant to a 2004 letter of intent for a joint venture agreement with Les Iles Petroles Internationaux, LLC, an affiliated company, we have secured several leases to do exploration in the Williston Basin of North Dakota and in the Hardeman Basin in Western Texas. The joint venture is for the exploration of the geologic formations called the Lodgepole reefs. The joint venture provides us with a 20% interest in up to 100 future drilling sites. Management believes that a final agreement will lead to a larger pool of locations to drill and therefore increases the chance of success of a drilling program. As of the date hereof, we have not entered into a final agreement with Les Iles Petroles Internationaux, LLC.

The Lodgepole Reef Fairway Play - Williston Basin, Montana

In 2004, we leased two Lodgepole reefs. This is an exploration activity for the Mississippian aged Lodgepole carbonate build-ups in the Williston Basin of Montana and North Dakota. A new exploration technique is being applied to this exploration activity. The Lodgepole limestone was deposited in a very shallow ancestral Williston Basin. The carbonate formation was developed as thousands of small, circular limestone build-ups, or “reefs”. The average distribution of the build-ups is about 4 reefs per square-mile section. The Lodgepole reefs were deposited within a “fairway” a thousand miles long and thirty miles wide on the shelf of the Williston Basin. The reservoirs may produce as much as 2,000 barrels per day (“BOPD”) at depths of 500 to 9,500 feet. The most prolific reefs have each produced as much as 4,000,000 barrels of light, sweet oil. There can be no assurances that any production may occur or, if productions occurs, that it may prove profitable.

The Hardeman Basin in Western Texas

In 2004, we began drilling in the Hardeman Basin in Western Texas. We conducted drilling in the Caldwell #1 in Hardeman County and Patterson Rig #31, to a total depth of 9,500 feet. The drilling was not successful and we have terminated our efforts in the Hardeman Basin in Western Texas.

The Lodgepole Formation - North Dakota

On May 3, 2005, we finalized an agreement on a multi-well joint venture agreement to drill in North Dakota. The initial program is for one well with an option on another twelve wells. The target is the Lodgepole Formation. In the Lodgepole Formation, the average Lodgepole completion has an estimated recovery of 1,000,000 barrels and 500 million cubic feet, with the larger ones having as much as 4,000,000 barrels and 1 billion cubic feet. The target depth is 9600 feet. There can be no assurances that we will be able be successful and achieve profitability in the drilling of these wells.

The Lodgepole Formation - Valley County, Montana

On August 22, 2006, we entered into a Participation Agreement (“Agreement”), with three other companies to participate in a twin well to Evaline 1-18 Well, located in Section 18, Township 30 North Range 45 East in Valley County, Montana. The expected cost of the twin well is $600,000 for drilling, completion and connection of the production to the existing surface facilities at the well. Pursuant to the Agreement, the cost is divided into six parts and each signatory to the Agreement is obligated to pay a pro-rata share of the cost upon execution of the Agreement. We have signed this Agreement to obtain the opportunity to drill into a Lodgepole Reef, already known to contain oil and gas. The Evaline 1-18 produced from the lower edge of a Lodgepole reef when it was completed in December 2002 at calculated rates of 1400 barrels of oil per day from drill stem test results and 1508 barrels of oil per day from initial production testing before drawing in water. The twin to the Evaline 1-18 will target the higher top of the reef further from the water contact.

Competition

Competition in the oil and gas industry is extreme. We compete with major oil companies and large independents for the acquisition of leases and properties. Most competitors have financial and other resources which substantially exceed those of ours. Resources of our competitors may allow them to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than us. Our ability to replace and expand our reserves is dependent on our ability to select and acquire producing properties and prospects for future drilling.

Customers

If production begins from our properties, we anticipate typical customers will be marketers of oil and natural gas products and the Company will seek end-users for the sale of our production.

Patents, Trademarks & Licenses

We do not own any patents, trademarks, copyrights or other forms of intellectual property.

Need For Governmental Approval And The Effects Of Regulations

We are subject to various laws and regulations of the United States, and the states and municipalities in which we operate that govern the exploration, development and production of natural gas and oil. While we believe that we are in substantial compliance with current applicable environmental laws and regulations, and have not experienced any material adverse effect from compliance with these environmental requirements, we cannot assure you that this will continue in the future. Any adverse impact of complying with existing or newly created laws and regulations with respect to our business or industry may increase our cost of doing business, change the manner in which we expect to engage in business or otherwise have a detrimental impact upon our business.

Research & Development

We have not performed any research and development since our inception. We have not spent any funds of research and development in the past two fiscal years ended June 30, 2005 and 2006.

Employees

At June 30, 2006, and as of the date of the filing of this Annual Report, we have one full time employee.

Risks Related To Our Business

Our Auditors Have Expressed An Opinion That There Is Substantial Doubt About Our Ability To Continue As A Going Concern

In their reports for the fiscal year ended June 30, 2005 and June 30, 2006, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern. We have been in the exploration stage since July 1, 2004. We have had no revenues since inception. We have accumulated a deficit of $6,099,915 as of June 30, 2005 and $6,241,939 as of June 30, 2006. As of June 30, 2006, our current liabilities exceeded current assets by approximately $1,540,415. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. If we are unable to continue as a going concern, you will lose your entire investment.

We Have A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2006 Were Not Sufficient To Satisfy Our Current Liabilities On That Date, And Therefore Our Ability To Continue Operations Is At Risk

We had a working capital deficit of $1,540,415 at June 30, 2006. We had only $4 of current assets and $1,540,419 of current liabilities as of June 30, 2006. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets were not sufficient to satisfy all of our current liabilities on that date, which places our ability to continue operations at risk and may result in us curtailing or ceasing our operations.

Our Obligations Under The Secured Convertible Debentures Are Secured By All Of Our Assets Which Cause Our Operations To Cease If We Default

Our obligations under the secured convertible debentures issued to Cornell Capital Partners pursuant to that certain Securities Purchase Agreement, dated August 1, 2006 are secured by all of our assets. We agreed to secure convertible debentures pursuant to a Security Agreement under which we pledged all of our assets, including without limitation our machinery, equipment, furniture, furnishings, fixtures, signs, lights, tools, parts, supplies and motor vehicles, all of our inventory, all of our contract rights and general intangibles, all of our documents, warehouse receipts, instruments and chattel paper, all of our accounts and other receivables, instruments or other forms of obligations and rights to payment together with the proceeds thereof, to the extent assignable, all of our rights under all present and future authorizations, permits, licenses and franchises issued or granted in connection with the operations of any of its facilities, and all products and proceeds (including, without limitation, insurance proceeds) from the above-described assets. A default by us under the secured convertible debentures would enable the holders to take control of substantially all of our assets. The holders of the convertible debentures have no operating experience in our industry. If we were to default and the holders of the convertible debentures were to take over control of our Company, they could force us to substantially curtail or cease our exploration activities operations. If this were to happen, any investment in our Company would become substantially devalued.

Because Of The Speculative Nature Of Natural Gas And Oil Exploration, There Is Substantial Risk That No Commercially Exploitable Natural Gas Or Oil Will Be Found And That This Business Will Fail

The search for commercial quantities of natural gas and oil as a business is extremely risky. The properties which we may lease may not contain commercially exploitable quantities of natural gas or oil. The exploration expenditures to be made by us may not result in the discovery of commercial quantities of natural gas or oil. For example, in 2004, we began drilling in the Hardeman Basin in Western Texas, but the drilling proved unsuccessful. We may encounter problems such as unusual or unexpected formations and other conditions are involved in natural gas or oil exploration and often result in unsuccessful exploration efforts. We may not be able to discover and produce commercial quantities of natural gas or oil. If we do not discover and produce commercial quantities of natural gas or oil, we will not have any products or services to offer and our business could fail.

Because Of The Inherent Dangers Involved In Natural Gas And Oil Exploration, There Is A Risk That We May Incur Liability Or Damages As We Conduct Our Business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, explosions and other hazards against which we cannot insure or against which we may elect not to insure. In addition, we may be subject to certain liability with respect to certain federal and state environmental laws. We do not maintain insurance against such hazards. The payment of such liabilities, should they arise in the future, may have a material adverse effect on our financial position, liquidity or results of operations.

We Will Be Required To Rely Upon Services Provided To Us By Third Parties, And Cannot Predict Our Relationship With Such Parties

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

We Will Be Subject To Government Regulation, And Compliance With Such Laws May Result In Increases in The Cost Of Business While Failure To Comply May Result In Litigation

Due to the nature of our business in natural gas and oil exploration, we are subject to federal, state and laws and regulations. Numerous governmental agencies issue regulations to implement and enforce such laws, and compliance is often difficult and costly. Failure to comply may result in substantial costs and expenses, including possible civil and criminal penalties. These laws and regulations may:

•	require the acquisition of a permit before drilling commences;

•	restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and processing activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas;

•	require remedial action to prevent pollution from former operations such as plugging abandoned wells; and

•	impose substantial liabilities for pollution resulting from operations.

In addition, these laws, rules and regulations may restrict the rate of natural gas and crude oil production below the rate that would otherwise exist. The regulatory burden on the industry increases the cost of doing business and consequently affects our profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect its financial position, results of operations and cash flows. While we believe that we are in substantial compliance with current applicable environmental laws and regulations, and have not experienced any materially adverse effect from compliance with these environmental requirements, we cannot assure you that this will continue in the future. Any adverse impact of complying with existing or newly created laws and regulations with respect to our business or industry may increase our cost of doing business, change the manner in which we expect to engage in business or otherwise have a detrimental impact upon our business.

Because We Have Not Commenced Business Operations And We Have A Limited Operating History, We Face A High Risk Of Business Failure

We have a limited operating history upon which an evaluation of our future performance can be made. You should be aware of the difficulties normally encountered by new natural gas and oil exploration companies similarly situated to us and the high rate of failure of such enterprises. If we do not successfully address the risks facing us, then our future business prospects will be significantly limited and, as a result, the trading price of our Common Stock would likely decline significantly. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. You should consider the likelihood of our future success to be highly speculative in view of our limited operating history, as well as the complications frequently encountered by other companies in the early stages of development. If we realize problems, additional costs, difficulties, complications or delays in connection with our exploration activities, it will have a material adverse effect on our business, results of operations and financial condition, and as a result, our business could fail.

We Could Fail To Attract Or Retain Key Personnel, Which Could Result In The Company Curtailing Its Business

Our success largely depends on the efforts and abilities of key executives, such as Leonard Sternheim, our Chairman and President. The loss of Mr. Sternheim’s services could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on Mr. Sternheim. In addition, we may need to attract additional high quality technical and consulting personnel. We are smaller than our competitors and have fewer resources, accordingly we may not be able to attract the sufficient number and quality of staff.

Even If We Discover Commercial Quantities Of Natural Gas, We May Not Be Able To Successfully Obtain Commercial Production

Even if our exploration programs are successful in establishing commercial quantities of natural gas or oil, we will still require additional funds to place the properties on which we find gas or oil into production. If we are not able to successfully obtain commercial productions, our business, results of operation and financial condition could be adversely affected.

Our Industry Is Subject To Intense Competition And Competitive Pressures Could Adversely Affect Our Business, Results Of Operations And Financial Condition

The natural gas and oil industry is very competitive. The prices of natural gas and oil are affected by continuous shifts in supply and demand. For example, natural gas is becoming the preferred source of energy over fossil fuels because it is an environmentally friendlier source of energy. The demand for natural gas is increasing and whether or not their will be an adequate supply is very uncertain. Numerous well-established companies are focusing significant resources on exploration and may be able to compete more effectively than we could. However, we do not expect that the price of natural gas will drop in the near future. Due to these factors, we expect competition to intensify, particularly with respect to the acquisition of natural gas exploration services from independent contractors. Given our limited operating history and limited resources, we may not be able to compete successfully and competitive pressures may adversely affect our business, results of operations and financial condition.

We Are Subject To Price Volatility Due To Our Operations Materially Fluctuating; As A Result, Any Quarter-To-Quarter Comparisons In Our Financial Statements May Not Be Meaningful

As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of investors, the trading price of our Common Stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

•	The level of consumer product demand;

•	Weather conditions;

•	Domestic and foreign governmental regulations;

•	The price and availability of alternative fuels;

•	Technical advances affecting energy consumption;

•	Proximity and capacity of oil and gas pipelines and other transportation facilities;

•	Political conditions in natural gas and oil producing regions;

•	The domestic and foreign supply of natural gas and oil;

•	The ability of members of Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	The price of foreign imports; and

•	Overall domestic and global economic conditions.

We Have Had Negative Cash Flows From Operations. Our Business Operations May Fail If Our Actual Cash Requirements Exceed Our Estimates, And We Are Not Able To obtain Further Financing

We have had negative cash flows from operations. To date, we have incurred significant expenses and have not had any revenues. In order to implement our business plan and grow our operations, we need additional financing, We may not be able to obtain additional equity or debt financing on acceptable terms if and when we need it. Additional funding may not be available to us, and, even if it is available, such financing may be (i) extremely costly, (ii) dilutive to existing stockholders and/or (iii) restrictive to our ongoing operations. If we are unable to obtain such additional capital, we may be required to reduce our operations, which could adversely affect our business, financial condition and results of operations or cease operations. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our Common Stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system;

•	(Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our Common Stock by reducing the number of potential investors. This may make it more difficult for investors in our Common Stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Existing Shareholders Will Experience Significant Dilution From The Conversion Of The Secured Convertible Debentures

Cornell Capital Partners may convert the secured convertible debentures described herein into shares of our common stock, at a conversion price which is the lower of (i) $0.216 or (ii) a 5% discount to the lowest volume weighted average price of the common stock during the thirty trading days immediately preceding the conversion date. The subsequent sale of such shares by Cornell Capital Partners could cause significant downward pressure on the price of our common stock. This is especially the case if the shares being placed into the market exceed the market’s demand for the shares of our common stock. As the stock price of our common stock declines, Cornell Capital Partners will be entitled to receive an increasing number of shares under the convertible debentures. The sale of such increasing number of shares by Cornell Capital Partners could cause further downward pressure on the stock price to the detriment and dilution of existing investors, as well as investors in this offering. Further, there is no maximum number of shares that we might be required to issue under securities with market-price based conversion or exercise prices, such as securities issued in connection with the secured convertible debentures, except for the 4.99% limitation on Cornell Capital Partners’ ownership interest in us at any one time. However, Cornell Capital Partners may increase its share ownership above 4.99% based on an event of default by us under the financing documents with Cornell Capital Partners or may waive the 4.99% limitation upon not less than 65 days prior written notice to us. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue upon conversion of the secured convertible debentures. If our stock price is lower, then our existing stockholders would experience greater dilution.

The Sale Of Material Amounts Of Common Stock Under A Registration Statement In Connection With the Secured Convertible Debentures Issued to Cornell Capital Partners Could Encourage Short Sales By Third Parties

In many circumstances the issuance of convertible securities for companies that are traded on the OTCBB has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the funds raised will be used to grow the Company. Such an event could place further downward pressure on the price of common stock.

Any outstanding amounts under the secured convertible debentures are convertible at the lower of (i) $0.216 or (ii) 5% discount to the lowest volume weighted average price of the common stock during the thirty trading days immediately preceding the conversion date. As a result, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. Persons engaging in short sales first sell shares that they do not own, and thereafter, purchase shares to cover their previous sales. To the extent the stock price declines between the time the person sells the shares and subsequently purchases the shares, the person engaging in short sales will profit from the transaction, and the greater the decline in the stock, the greater the profit to the person engaging in such short-sales.

If there are significant short sales of our stock, the price decline that would result from this activity will cause our share price to decline more so which in turn may cause long holders of our stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for our stock the price will decline. It is not possible to predict if the circumstances where by a short sales could materialize or to what our share price could drop. In some companies that have been subjected to short sales their stock price has dropped to near zero. We cannot provide any assurances that this situation will not happen to us.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its corporate offices at 1224 Washington Avenue, Miami Beach, FL 33139. There is no cost to the Company for the use of these offices. The Company believes that its facilities are adequate for the Company’s needs in the near future.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings that are currently pending or, to the Company’s knowledge, contemplated against the Company to which it is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended June 30, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the Bulletin Board published by the National Quotation Bureau, Inc. Our Common Stock trades under the symbol “DLKR.OB” For the periods indicated, the following table presents the range of high and low closing sale prices for our Common Stock, which have been obtained from Pink Sheets, LLC. Quotations since our stock began trading on the OTCBB may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR 2004	High Bid	Low Bid
1st Quarter Ended September 31, 2003	$0.55	$0.08
2nd Quarter Ended December 31, 2003	$1.25	$0.35
3rd Quarter Ended March 31, 2004	$1.80	$0.59
4th Quarter Ended June 30, 2004	$1.70	$0.70

YEAR 2005	High Bid	Low Bid
1st Quarter Ended September 31, 2004	$0.70	$0.41
2nd Quarter Ended December 31, 2004	$0.58	$0.30
3rd Quarter Ended March 31, 2005	$0.90	$0.30
4th Quarter Ended June 30, 2005	$0.48	$0.19

YEAR 2006	High Bid	Low Bid
1st Quarter Ended September 31, 2005	$0.37	$0.12
2nd Quarter Ended December 31, 2005	$0.22	$0.125
3rd Quarter Ended March 31,2006	$0.22	$0.13
4th Quarter Ended June 30, 2006	$0.205	$0.10
(Period thur September 7, 2006)	$0.25	$0.15

The number of stockholders of record of the Company’s Common Stock at September 8, 2006 was approximately 215. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form

Dividends

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future.

Issuances of Unregistered Securities

During the past three years the registrant has issued the following securities without registration under the Securities Act of 1933, as amended:

On August 1, 2006, we entered into a Securities Purchase Agreement pursuant to which we sold to Cornell Capital Partners convertible debentures in the aggregate principal amount of $2,000,000, plus accrued interest. The secured convertible debentures are convertible, at Cornell Capital Partner’s discretion, into shares of our Common Stock. Out of the total principal amount of $1,000,000, in August 2006, we received net proceeds of $825,000 on August 3, 2006. The remaining $1,000,000, representing the second tranche of the gross proceeds, was funded on September 12, 2006. The secured convertible debentures issued to Cornell Capital Partners, LP on August 1, 2006 have a 36-month term, accrue annual interest of 10%, and can be converted, at the holder’s option, at a conversion price equal to either (a) $0.216 or (b) ninety five percent (95%) of the lowest volume weighted average price of our Common Stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The secured convertible debentures may be redeemed by the Company at any time, in whole or in part. If on the date of redemption, the closing price of our Common Stock is greater than the conversion price in effect, we shall pay a redemption premium of 20% of the amount redeemed in addition to such redemption. Upon redemptions, we shall issue to Cornell Capital Partners warrants to purchase 25,000 shares of Common Stock at an exercise price of 120% of the bid price of our Common Stock on the closing date, as quoted by Bloomberg, LP, for every $100,000 redeemed. The secured convertible debenture is secured by substantially all our assets. In connection with the Securities Purchase Agreement, we issued two warrants to Cornell Capital Partners. The first warrant issued to Cornell Capital Partners for 4,500,000 shares of our Common Stock has an exercise price equal to $0.18, which may be adjusted under the terms of the warrant. The second warrant to Cornell Capital Partners for 4,500,000 shares of our Common Stock has an exercise price equal to $0.27, which may be as adjusted under the terms of the warrant. The warrants have a term of five years and shall expire on from August 1, 2011.

Effective July 31, 2005, we issued 16,100,000 shares of our Common Stock to the following individuals and entities: 9,300,000 shares of Common Stock to Leonard Sternheim, a director of the Company, in cancellation of debt owed by us to Mr. Sternheim; 2,000,000 shares of Common Stock to Joseph I. Emas for legal services; 2,000,000 shares of Common Stock to Kent Couillard for consulting services; 1,500,000 shares of Common Stock to Isaac Sternheim & Co. for consulting services; and 1,300,000 shares of Common Stock to three investors pursuant to a private placement offering.

In July 2006 the Company sold a total of 333,332 units for gross proceeds of $50,000. Each unit consists of one share of Common Stock at a price of $0.15 and one warrant to purchase a share of Common Stock at a price of $0.25. The warrants expire one year from the date of issuance.

During the quarter ended March 31, 2006 the company sold to various investors a total of 1,966,666 ‘units’ for gross proceeds of $295,000. Each unit consists of one share of Common Stock at a price of $0.15 and one warrant to purchase a share of Common Stock at a price of $0.25. The warrants expire one year from the date of issuance.

During the fiscal year ended June 30, 2005 we issued a total of 6,294,801 shares of Common Stock with a fair market value of $3,719,866 for services, to various entities and individuals.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

When used in this Form 10-KSB, the words “anticipated”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

The following discussion of the financial condition, changes in financial condition and results of operation of the Company for the fiscal years ended June 30, 2006 and June 30, 2005 should be read in conjunction with the financial statements of the Company and related notes included therein.

Critical Accounting Policies

Our discussion and analysis of our financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventories, revenues, deferred income taxes and long-lived assets. We based our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by use of a valuation allowance. The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are net operating loss carry forwards.

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

Revenue Recognition

We recognize revenue when earned on the basis of production for drilling operations pursuant of the terms of the relevant mining agreements and SAB 101 and SAB 104.

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

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Going Concern

Our auditors included an explanatory paragraph indicating various factors that raise substantial doubt about our ability to continue as a going concern. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have an accumulated a working deficit of $6,241,939 for the period ended June 30, 2006. As of June 30, 2006, our current liabilities exceeded current assets by approximately $1,540,415. Our ability to continue as a going concern is dependent upon our ability to secure adequate financing at acceptable terms and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into new or established markets and the competitive environment in which we operate.

Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern. Our management is seeking additional financing and the restructuring of existing debt as well as new business opportunities. In August 2006, in connection with the financing transaction with Cornell Capital Partners, we obtained new secured debt in the form of secured convertible debentures.

Results Of Operations For The Year Ended June 30, 2006, Compared To The Year Ended June 30, 2005

Revenues

Revenue for the year ended June 30, 2006 and June 30, 2005 was $0.

Operating Expenses

Operating expenses for the fiscal year ended June 30, 2006 were $142,024, a decrease of 965%, compared to the same period ended June 30, 2005, where operating expenses were $4,104,637. Operating expenses in 2006 consisted of $138,76 in general and administrative fees and $3,263 in stock compensation. For the fiscal year ended 2006, there was a decrease of $23,541 in general and administrative fees, a decrease of $3,716,603 in stock compensation and no exploration costs.

Liquidity and Capital Resources

Since our inception, we have sustained losses. Our operations and growth were previously funded by the sale of Common Stock, preferred stock and convertible debentures and will be funded through an offering of equity and warrants.

As of June 30, 2006, we had $4 available in cash and $1,540,415 in current liabilities. In July 2006 the Company sold a total of 333,332 units for gross proceeds of $50,000. Each unit consists of one share of Common Stock at a price of $0.15 and one warrant to purchase a share of Common Stock at a price of $0.25. The warrants expire one year from the date of issuance.

On August 1, 2006, we entered into a Securities Purchase Agreement pursuant to which we may sell to Cornell Capital Partners convertible debentures in the aggregate principal amount of $2,000,000, plus accrued interest. The secured convertible debentures are convertible, at Cornell Capital Partner’s discretion, into shares of our Common Stock. Out of the total principal amount of $1,000,000, in August 2006, we received net proceeds of $825,000 on August 3, 2006. The secured convertible debentures issued to Cornell Capital Partners, LP on August 1, 2006 have a 36-month term, accrue annual interest of 10%, and can be converted, at the holder’s option, at a conversion price equal to either (a) $0.216 or (b) ninety five percent (95%) of the lowest volume weighted average price of our Common Stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The debentures may be redeemed by the Company at any time, in whole or in part. If on the date of redemption, the closing price of our Common Stock is greater than the conversion price in effect, we shall pay a redemption premium of 20% of the amount redeemed in addition to such redemption. Upon redemption we shall issue to Cornell Capital Partners warrants to purchase 25,000 shares of Common Stock at an exercise price of 120% of the bid price of our Common Stock on the closing date, as quoted by Bloomberg, LP, for every $100,000 redeemed. The secured convertible debenture is secured by substantially all our assets.

In connection with the Securities Purchase Agreement, we issued two warrants to Cornell Capital Partners. The first warrant issued to Cornell Capital Partners for 4,500,000 shares of our Common Stock has an exercise price equal to $0.18, which may be adjusted under the terms of the warrant. The second warrant to Cornell Capital Partners for 4,500,000 shares of our Common Stock has an exercise price equal to $0.27, which may be as adjusted under the terms of the warrant. The warrants have a term of five years and shall expire on from August 1, 2011.

Off-balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company are audited and are attached to this report in Appendix A. They are incorporated in this Item 7 by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s President/Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s President/Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules of the SEC and accumulated and communicated to the Company’s management, including its President/Chief Accounting Officer, to allow timely decisions regarding required disclosure.

(b) Changes In Internal Controls Over Financial Reporting:

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal year, the Company’s President/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended June 30, 2006 and the term of office of each director of the Company.

Name	Age	Position
Leonard Sternheim	29	President, Chief Accounting Officer and Sole
		Director

Business Experience

Directors of the Company hold their offices until the next annual meeting of the Company’s shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. The Board of Directors met three times in fiscal 2006. The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

The following is a brief description of the business experience of our executive officer and director

Leonard Sternheim. Leonard Sternheim, 29, has been President, Chief Accounting Officer and Sole Director of the Company since March 1, 2003. From 2001 to 2003, Mr. Sternheim was a consultant to the Stratos Group, a New York consulting business that assists emerging companies. Mr. Sternheim attended the Theological School of Peekskill, New York.

Involvement In Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and person who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file. Based on the Section 16 filings, as filed with the SEC, we believe that our officers and directors complied with the requirements of Section 16(a).

Code Of Ethics

In March 2004, the Company adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Business Conduct was filed as Exhibit 14.1 to our Annual Report on Form 10-QSB for March 31, 2004 as filed on May 19, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2006, the end of our last completed fiscal year):

		ANNUAL COMPENSATION		LONG-TERM COMPENSATION
				AWARDS		PAYOUTS
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSA-TION	RESTRICTED STOCK AWARD(S)	SECURITIES UNDERLYING OPTIONS/ SARS (#)	LTIP PAYOUTS	ALL OTHER COMPENSA-TION
Leonard Sternheim,(1)	2004	$120,000	—	—	—	—	—	—
President, Sole Director,	2005	$120,000	—	—	—	—	—	—
and Chief Accounting	2006	$120,000	—	—	—	—	—	—
Officer

(1) As of June 30, 2006, Mr. Sterheim deferred $360,000 in accrued salaries.

Options And Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended June 30, 2006.

Aggregated Option Exercises And Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended June 30, 2006.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation Of Directors

We currently have one director. We do not currently provide our directors with compensation, although we do reimburse their expenses. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any director was compensated during the Company’s last completed fiscal year for any service provided as director.

Employment Agreements

Effective as of January 1, 2003, the Company entered into an employment agreement (the “Employment Agreement”) for Mr. Sternheim for a period of three years, at an annual salary of $120,000. Pursuant to the Employment Agreement, the Company agreed to reimburse Mr. Sternheim for all reasonable and necessary expenses incurred in carrying out his duties as Chief Executive Officer. The Company also agreed to grant Mr. Sternheim as many options to purchase the Company’s Common Stock as determined by the Board of Directors. The Employment Agreement terminated on January 1, 2006, and as of the date of this filing, the Company and Mr. Sternheim did not enter into another formal employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to the beneficial ownership of each class of the Company’s voting securities as of September 8, 2006, by (i) each person or company known by us to be the beneficial owner of more than 5% of our outstanding shares, (ii) each director of the Company or any nominee for directorship, (iii) the Chief Executive Officer of the Company and each of the other Named Executive Officers and (iv) all directors and Named Executive Officers of the Company as a group.

Name of Beneficial Owner and Address(1)(2)	Amount and Nature Beneficial Owner	Position	Percent of Class (1)
Officers and Directors
Leonard Sternheim	15,270,000	President, Chief Accounting Officer,	28.87%
		Sole Director
Officers and Directors as a Group (1 Person)	15,270,000		28.87%

Shareholders

Mark A. Bush	6,000,000		11.34%
3858 Westheimer Ste 708
Houston, TX 77057

Joseph I. Emas	3,000,000		5.67%
1224 Washington Avenue
Miami Beach, FL 33139

*	Indicates ownership of less than 1%.

(1)
Applicable percentage of ownership is based on 52,882,956 shares of Common Stock outstanding as of September 8, 2006, together with securities exercisable or convertible into shares of Common Stock within 60 days of September 8, 2006, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of September 8, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(2)	The address of all individuals, entities and stockholder groups listed in the table is c/o Delek Resources Solutions, Inc., 1224 Washington Avenue, Miami Beach, Florida 33139.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties.

Since 2004, Leonard Sternheim, our President, Chief Accounting Officer and Sole Director has paid the exploration and operating expenses on behalf of the Company. As of June 30, 2006, the executive had loaned a total of $1,164,815 to us. In addition, as of June 30, 2006, we owed the executive $360,000 in accrued salary. We paid the debt owed to Mr. Sternheim after entering into the financing transaction with Cornell Capital Partners on August 1, 2006, and as of the date of the filing of this Annual Report, we have fully repaid Mr. Sternheim by issuing 9,300,000 shares of our Common Stock, at a price of $0.15.

ITEM 13. EXHIBITS

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

2.1	Plan of Merger Agreement, dated November 6, 1997	Incorporated by reference as Exhibit 2.1 to the current Form SB-2 filed on November 21, 1997 (file number: 33340799)

2.2	Articles of Merger	Incorporated by reference as Exhibit 2.2 to the current Form SB-2 filed on November 21, 1997 (file number: 33340799)

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference as Exhibit 3.1 to the current Form SB-2 filed on November 21, 1997 (file number: 33340799)

3.2	Articles of Amendment to the Articles of Incorporation of The Havana Republic Inc., dated May 26, 2004.	Provided herewith

3.3	Articles of Amendment to the Articles of Incorporation of The Havana Republic Inc., dated July 18, 2003.	Provided herewith

3.4	Bylaws	Incorporated by reference as Exhibit 3.2 to the current Form SB-2 filed on November 21, 1997 (file number: 33340799)

10.1	Securities Purchase Agreement, dated as of August 1, 2006, by and between Delek Resources, Inc. and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.1 to the current Form 8-K filed on August 4, 2006

10.2	Secured Convertible Debenture, dated August 1, 2006, issued by Delek Resources, Inc. to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.5 to the current Form 8-K filed on August 4, 2006

10.3	Investor Registration Rights Agreement, dated as of August 1, 2006, by and between Delek Resources, Inc. and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.2 to the current Form 8-K filed on August 4, 2006

10.4	Insider Pledge and Escrow Agreement, dated as of August 1, 2006, by and among Leonard Sternheim, Cornell Capital Partners, LP and David Gonzalez, Esq.	Incorporated by reference as Exhibit 10.4 to the current Form 8-K filed on August 4, 2006

10.5	Security Agreement, dated as of August 1, 2006, by and between Delek Resources, Inc. and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.3 to the current Form 8-K filed on August 4, 2006

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

10.6	Warrant, dated as of August 1, 2006, issued by Delek Resources, Inc. to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.6 to the current Form 8-K filed on August 4, 2006

10.7	Warrant, dated as of August 1, 2006, issued by Delek Resources, Inc. to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.7 to the current Form 8-K filed on August 4, 2006

10.8	Employment Agreement with Leonard Sternheim	Provided herewith

10.9	Participation Agreement, by and among Delek Resources, Inc. and certain signatories thereto	Provided herewith

14.1	Code of Ethics	Incorporated by reference as Exhibit 14 to Form 10-QSB filed on May 19, 2004

 ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended June 30, 2006

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2006 was $17,500.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2006 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2006 was $0.

Year ended June 30, 2005

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2005 was $12,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2005 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2005 was $0.00.

Auditor Independence

Our Board of Directors considers that the work done for us in the year ended June 30, 2006 by Jewett Schwartz & Associates, L.L.P. is compatible with maintaining Jewett Schwartz & Associates, L.L.P.’s independence.

Auditor’s Time On Task

All of the work expended by Jewett Schwartz & Associates, L.L.P. on our June 30, 2006 audit was attributed to work performed by Jewett Schwartz & Associates, L.L.P.’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELEK RESOURCES, INC. f/k/a THE HAVANA REPUBLIC, INC. (Registrant)

By:	/S/ Leonard Sternheim
Leonard Sternheim, Sole Director President, Chief Accounting Officer
Date:	September 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Leonard Sternheim	Sole Director, President	September 13, 2006
And Chief Accounting Officer

DELEK RESOURCES, INC.
f/k/a THE HAVANA REPUBLIC, INC.
AND SUBSIDIARIES

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
DELEK RESOURCES, INC
F/k/a THE HAVANA REPUBLIC, INC.

We have audited the accompanying consolidated balance sheet of Delek Resources, Inc. f/k/a The Havana Republic as of June 30, 2006, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delek Resources, Inc, as of June 30, 2006, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $6,241,939 through the period ended June 30, 2006, and current liabilities exceeded current assets by approximately $1,540,415 at June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

JEWETT, SCHWARTZ & ASSOCIATES
Hollywood, Florida
September 8, 2006

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
 PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA · REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
BALANCE SHEET

June 30, 2006

ASSETS
CURRENT ASSETS
CASH	$4

TOTAL ASSETS	$4

LIABILITIES AND SHAREHOLDS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$15,604
Due to related party	1,524,815
1,540,419

SHAREHOLDERS' DEFICIT

Common stock, no par value authorized 300,000,000 shares authorized;
37,749,627 shares issued and outstanding and additional paid-in capital	4,701,524
Accumulated deficit since Quasi-reorganization on October 23, 2003	(6,241,939)
TOTAL SHAREHOLDERS' DEFICIT	(1,540,415)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4

See accompanying auditors’ report and notes to the financial statements.

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
STATEMEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006

	2006	2005	Period from July 1, 2004 (exploration date to June 30, 2006

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	-	222,469	2,115,282
General and administrative	138,761	162,302	423,528
Stock compensation	3,263	3,719,866	3,723,129
TOTAL OPERATING EXPENSES	142,024	4,104,637	6,261,939

NET LOSS	$(142,024)	$(4,104,637)	$(6,261,939)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.12)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	36,238,481	“32,965,064	34,601,773

See accompanying auditors’ report and notes to the financial statements.

DELEK RESOURCES INC. F/K/A/ THE HAVANA REPUBLIC, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
For the Period June 1, 2005 (Exploration Date) to June 30, 2006

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Additional Paid-in Capital		Accumulated
	Shares	Amount	Shares	Amount	Shares	Deficit	Shares	Amount	Shares	Amount	Deficit	Total

Balance - June 30, 2003	114	$158,078	200,000	$40,000	89.30	$893,248	50	$500,000	633,112	$5,691,153	$(7,282,479)	$-

Quasi-reorganization	-	-	-	-		-	-	-	-	(5,691,153)	5,691,153	-

Cancellation of preferred stock	(114)	(158,078)	(200,000)	(40,000)	(89.30)	(893,248)	(50)	(500,000)	(633,112)	-	1,591,326	-

Issuance of common stock	-	-	-	-	-	-	-	-	27,000,001	683,395	-	683,395

Net loss for the year ended June 30, 2004	-	-	-	-	-	-	-	-	-	-	(1,995,278)	(1,995,278)

Balance June 30, 2004	-	-	-	-	-	-	-	-	27,000,001	683,395	(1,995,278)	(1,311,883)

Issuance of common stock for services	-	-	-	-	-	-	-	-	8,727,877	3,719,866	-	3,719,866

Net loss for the year ended June 30, 2005	-	-	-	-		-	-	-	-	-	(4,104,637)	(4,104,637)

Balance June 30, 2005		-	-	-	-	-	-	-	35,727,878	4,403,261	(6,099,915)	(1,696,654)

Issuance of common stock for services	-	-	-	-	-	-	-	-	21,750	3,263	-	3,263

Sale of common stock	-	-	-	-	-	-	-	-	1,999,999	295,000	-	295,000

Net loss for the year ended June 30, 2006	-	-	-	-	-	-	-	-	-	-	(142,024)	(142,024)

Balance June 30, 2006	-	$-	-	$-	-	$-	-	$-	37,749,627	$4,701,524	$(6,241,939)	$(1,540,415)

See accompanying auditors’ report and notes to the financial statements.

DELEK RESOURCES, INC.
F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
STATEMEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30,

	2006	2005	Period from July 1, 2004 (exploration date to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(142,024)	$(4,104,637)	$(6,241,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	3,263	3,719,866	4,406,524
Change in liabilities
Increase in accrued expenses	14,996	444.00	15,440
Net cash used in operating activities	(123,765)	(384,327)	(1,819,975)

CASH FLOWS FORM FINANCING ACTIVITIES
Advances from related party	-	384,163	1,696,257
Re-payment of advances to related party	(171,442)	-	(171,442)
proceeds from issuance of common stock	295,000	-	295,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	123,558	384,163	1,819,815

NET INCREASE IN CASH	(207)	(164)	(160)
CASH - Beginning of period	211	211	-
CASH - End of period	$4	$47	$(160)

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

See accompanying auditors’ report and notes to the financial statements.

DELEK RESOURCES, INC.
F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2006

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

DELEK RESOURCES, INC.
F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Generally accepted accounting principles state that costs that provide no discernible future benefits, or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred. SFAS No. 2 “Accounting for Research and Development Costs” requires that certain costs be charged to current operations including, but not limited to: salaries and benefits; contract labor; consulting and professional fees; depreciation; repairs and maintenance on operational assets used in the production of prototypes; testing and modifying product and service capabilities and design and, other similar costs.

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

DELEK RESOURCES, INC.
F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE B - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $6,241,939 through the period ended June 30, 2006, and current liabilities exceeded current assets by approximately $1,540,415 at June 30, 2006. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

NOTE C - DUE TO RELATED PARTY

The Company’s executive officer has paid on behalf of the Company exploration and operating expenses. As of June 30, 2006 the executive had paid a total of $1,164,815. In addition the executive is owed a total of $360,000 for accrued salary. The amounts are non interest bearing and are payable upon demand.

DELEK RESOURCES, INC.
F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2006

NOTE D - BUSINESS COMBINATION

As of October 23, 2003, the Company concluded its period of reorganization by merging with Delek Corp. a Company formed on August 14, 2003 to engage in petroleum exploration and production. The Company, as approved by its Board of Directors, elected to state its October 23, 2003 balance sheet as a “quasi-reorganization,” pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in-capital. From October 23, 2003 forward, the Company has recorded net income (and net losses) to retained earnings and (accumulated deficit).

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

NOTE E - INCOME TAXES

As of June 30, 2006, the Company had deferred tax assets of approximately $2,122,259 resulting from net operating loss carryforwards of approximately $6,241,939 for tax purposes which are available to offset future taxable income, if any through 2026. As utilization of the net operating loss carryforwards is not assured, the deferred income tax asset has been fully reserved through the recording of a 100% valuation allowance.

As of June 30, 2006 the components of the net deferred tax asset are as follows:

Deferred tax Assets:

Net operating loss carryforward:	$6,241,939
Valuation allowance:	(6,241,939)

Net deferred tax	$—

The reconciliation of the effective income tax rate to the federal statutory rates are as follows for June 30, 2006 and 2005:

Federal income tax rate	(34.0)%
Valuation allowance	34.0%

Effective tax rate

NOTE F—COMMITMENTS AND MATERIAL AGREEMENTS

In January 2003, the Company entered into written employment agreements with the executive officer. The employment agreement has a three- year term beginning January 2003, and calls for annual compensation of $120,000 per year. The employment contract includes an arrangement for severance pay in the event the employee is terminated without “cause.” In that event, the employee would be entitled to compensation at the base salary at the then-effective rate for a period of three months from the date of termination. All salary prior to October 23, 2003 (date of Quasi-reorganization) have been forgiven. The employment agreement has been terminated in January 2006. At June 30, 2006, there was $360,000 in accrued salary. The Company and the executive officer intend to enter into a definitive employment agreement containing similar terms and conditions by the end of 2006.

DELEK RESOURCES, INC.
F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2006

NOTE G—STOCKHOLDERS' EQUITY

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

On October 20, 2003, the Company was merged into The Havana Republic, Inc. Under the terms of the agreement, Havana issued twenty seven million (27,000,000) shares of common stock with a fair market of $683,395 on the date of issuance to the Company in exchange for 100% of the outstanding shares of the Company.

During the year ended June 30, 2005 the Company issued a total of 6,294,801 shares of common stock with a fair market value of $3,719,866 for services.

During the year ended June 30, 2006 the Company issued a total of 21,750 shares of common stock with a fair market value of $3,263 for services.

During the year ended June 30, 2006 the Company sold a total of 1,999,999 units for gross proceeds of $295,000. Each unit consists of one share of common stock at a price of $.15 and one Warrant to purchase a share of common stock at a price of $.25. The warrants expire one year from the date of issuance.

NOTE H—SUBSEQUENT EVENTS

In July 2006 the Company sold a total of 333,332 units for gross proceeds of $50,000. Each unit consists of one share of common stock at a price of $0.15 and one Warrant to purchase a share of common stock at a price of $0.25. The warrants expire one year from the date of issuance.

On July 31, 2006 the Company, issued at total of 14,800,000 shares of the Company's common stock, as follows: 9,300,000 shares of common stock to Leonard Sternheim, a director of the Company, in cancellation of debt owed by the Company to Mr. Sternheim; 2,000,000 shares of common stock for legal services; 2,000,000 shares of common stock for consulting services; 1,500,000 shares of common stock to for consulting services.

DELEK RESOURCES, INC.
F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2006

NOTE H—SUBSEQUENT EVENTS (continued)

On August 1, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issued secured convertible debentures to Cornell Capital Partners in the original principal amount of $2,000,000, of which $1,000,000 will be funded following the execution of the Securities Purchase Agreement and $1,000,000 will be funded two business days prior to the date a registration statement is filed with the U.S. Securities and Exchange Commission. The secured convertible debenture in the amount of $1,000,000 issued to Cornell Capital Partners, LP on August 1, 2006 has a 36-month term, accrues annual interest of 10%, and can be converted, at the holder's option, at a conversion price equal to either (a) $0.216 or (b) ninety five percent (95%) of the lowest Volume Weighted Average Price of the Company's common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The debenture may be redeemed by the Company at any time, in whole or in part. If on the date of redemption, the closing price of the Company's common stock is greater than the conversion price in effect, the Company shall pay a redemption premium of 20% of the amount redeemed in addition to such redemption. Upon redemption, the Company shall issue to Cornell Capital Partners, LP warrants to purchase 25,000 shares of Common stock at an exercise price of the of 120% of the bid price of the Company's common stock on the closing date, as quoted by Bloomberg, LP., for every $100,000 redeemed. The secured convertible debenture is secured by substantially all the assets of the Company. The second convertible debentures to be issued prior to the date of the filing of a registration statement by the Company shall have the same terms, as described above. In connection with the Securities Purchase Agreement, the Company issued two warrants to Cornell Capital Partners, LP. The first warrant issued to Cornell Capital Partners for 4,500,000 shares of the Company's common stock has an exercise price equal to $0.18, which may be adjusted under the terms of the warrant. The second warrant to Cornell Capital Partners for 4,500,000 shares of the Company's common stock has an exercise price equal to $0.27, which may be as adjusted under the terms of the warrant. The warrants have a term of five years and shall expire on from August 1, 2011.