Form 10KSB/A
period 2005-06-30
Delek Resources, Inc.
filed 2006-10-13
CIK 1049660

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment Three

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors considered important which could trigger impairment review include the following:

· significant negative industry trends
· significant underutilization of the assets
· significant changes in how the Company uses its assets or plans for their use

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

October 12, 2006

	By:	/S/ LEONARD STERNHEIM
Leonard Sternheim, Sole Director President, Chief Accounting Officer Date: October 12, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

SIGNATURES	TITLE	DATE

/S/ Leonard Sternheim	Sole Director, President and Chief Accounting Officer	October 12, 2006

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

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $6,100,000 through the period ended June 30, 2005, and current liabilities exceeded current assets by approximately $1,696,654 at June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

JEWETT, SCHWARTZ & ASSOCIATES
Hollywood, Florida
October 7, 2005

2514 HOLLYWOOD BOULEVARD, SUITE 508· HOLLYWOOD, FLORIDA 33020· TELEPHONE (954) 922-5885 FAX· (954) 922-5957
 MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS · FLORIDA  INSTITUTE  OF  CERTIFIED  PUBLIC ACCOUNTANTS
 PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA · REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT  BOARD  OF  THE SEC

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

BALANCE SHEET
(RESTATED)
June 30, 2005

ASSETS
CURRENT ASSETS
CASH	$47

TOTAL ASSETS	$47

LIABILITIES AND SHAREHOLDS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$444
Due to related party	1,696,257
1,696,701

SHAREHOLDERS' DEFICIT

Convertible preferred stock - Series A, authorized 2,500 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series B, authorized 500,000 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series C, authorized 100 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series D, authorized 50 shares, 0 shares issued and outstanding	-
Common stock, no par value authorized 300,000,000 shares authorized;
35,727,874 shares issued and outstanding and additional paid-in capital	11,705,740
Accumulated deficit (pre-exploration stage)	(7,282,479)
Accumulated deficit (exploration stage July 1, 2004 to June 30, 2005)	(6,119,915)
TOTAL SHAREHOLDERS' DEFICIT	(1,696,654)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$47

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30,

			Period from
			July 1, 2004
			(exploration date to
	2005	2004	June 30, 2005

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	222,469	1,892,813	2,115,282
General and administrative	162,302	122,465	284,767
Stock compensation	3,719,866	-	3,719,866
TOTAL OPERATING EXPENSES	4,104,637	2,015,278	6,119,915

NET LOSS	$(4,104,637)	$(2,015,278)	$(6,119,915)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
	$(0.12)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	32,965,064	27,633,133

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES INC. F/K/A/ THE HAVANA REPUBLIC, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
(RESTATED)
For the years ended June 30, 2005 and 2004

											Accumulated	Accumulated
									Common Stock and		Deficit	Deficit
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Additional Paid-in Capital		(Pre-Exploration	July 1, 2004 to June 30,
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stage)	2005)	Total

Balance - June 30, 2003	114	$158,078	200,000	$40,000	89.30	$893,248	50	$500,000	633,112	$5,691,153	$(7,282,479)	$-	$-

Quasi-reorganization	-	-	-	-	-	-	-	-	-	-	-	-	-

Cancellation of preferred stock	(114)	(158,078)	(200,000)	(40,000)	(89.30)	(893,248)	(50)	(500,000)	(633,112)	1,591,326	-	-	-

Capital contribution	-	-	-	-	-	-	-	-	-	20,000	-	-	20,000

Issuance of common stock	-	-	-	-	-	-	-	-	27,000,001	683,395	-	-	683,395

Net loss for the year ended June 30, 2004	-	-	-	-	-	-	-	-	-		-	(2,015,278)	(2,015,278)

Balance June 30, 2004	-	-	-	-	-	-	-	-	27,000,001	7,985,874	(7,282,479)	(2,015,278)	(1,311,883)

Issuance of common stock for services	-	-	-	-	-	-	-	-	8,094,741	3,719,866			3,719,866

Net loss for the year ended June 30, 2005	-	-	-	-	-	-	-	-	-	-	-	(4,104,637)	(4,104,637)

Balance June 30, 2005	-	$-	-	$-	-	$-	-	$-	35,094,742	$11,705,740	$(7,282,479)	$(6,119,915)	$(1,696,654)

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30,

			Period from
			July 1, 2004
			(exploration date to
	2005	2004	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (exploration stage July 1, 2004 to June 30, 2005)	$(4,104,637)	$(1,995,278)	$(6,099,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	3,719,866	-	3,719,866
Change in liabilities
Increase in accrued expenses	444	-	444
Net cash used in operating activities	(384,327)	(1,995,278)	(2,379,605)

CASH FLOWS FORM FINANCING ACTIVITIES
Advances from related party	384,163	1,312,094	1,696,257
proceeds from issuance of common stock	-	683,395	683,395
NET CASH PROVIDED BY FINANCING ACTIVITIES	384,163	1,995,489	2,379,652

NET INCREASE IN CASH	(164)	-	47
CASH - Beginning of period	211	-	-
CASH - End of period	$47	$-	$47

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
Capital Contribution	$-	$20,000	$20,000

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

NOTE B RESTATEMENT

The company has restated its 2004 and 2005 financial statements to give effect to the carry-forward of the accumulated deficit of Havana Republic, Inc. Accordingly accumulated deficit (pre-exploration stage) and common stock have been restated to give effect to the $7,282,479 of accumulated deficit being re-classed from common stock.

The following table summarizes the effects of the restatement on the Company’s consolidated financial statements as of June 30, 2005:

	As Reported	As Restated
Consolidated Balance Sheet:

Accumulated Deficit (Pre-Exploration Stage)	$-	$(7,282,479)

Common Stock	$4,423,261	$11,705,740

Total Stockholders’ Equity	$(1,696,654))	$(1,696,654)

NOTE C - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an combined accumulated deficit of approximately $13,402,394 through the period ended June 30, 2005, and current liabilities exceeded current assets by approximately $1,696,654 at June 30, 2005. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

NOTE D - DUE TO RELATED PARTY

The Companies executive officer has paid on behalf of the Company exploration and operating expenses. As of June 30, 2005 the executive had paid a total of $1,336,257. In addition the executive is owed a total of $360,000 for accrued salary. The amounts are non interest bearing and are payable upon demand.

NOTE E - BUSINESS COMBINATION

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

NOTE F - INCOME TAXES

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

As of June 30, 2005 the components of the net deferred tax asset are as follows:

Deferred tax Assets:

Net operating loss carryforward:	$6,099,915
Valuation allowance:	(6,099,915)

Net deferred tax	$--

The reconciliation of the effective income tax rate to the federal statutory rates are as follows for June 30, 2005 and 2004:

Federal income tax rate	(34.0)%
Valuation allowance	34.0%

Effective tax rate	--

NOTE G--COMMITMENTS AND MATERIAL AGREEMENTS

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

NOTE H--STOCKHOLDERS' EQUITY

Common Stock

On July 24, 2003, the Company effectuated a 1 for 300 reverse stock split of the Company's outstanding Common Stock. The principal effect of the reverse stock split was that the number of shares of the Company's Common Stock issued and outstanding was reduced from 189,941,113 shares as of June 30, 2003 to approximately 633,133 shares. In addition, the Company's authorized number of shares of Common Stock was reduced from 500,000,000 shares of Common Stock to 1,666,666 shares of Common Stock. Following the reverse stock split, the Company amended the Company's Articles of Incorporation to increase of the Company's authorized number of shares of Common Stock (post split) from 1,666,666 to 300,000,000 authorized shares of Common Stock. The preferred shareholders of the Company have agreed to the cancellation or conversion of their preferred shares. Management anticipates effectuating the elimination of the preferred shares and shares of Common Stock to be issued in the third fiscal quarter of 2004. Although shareholders have approved the right to a change in the domicile of the Company, management has not determined when or if to implement a change of domicile.

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