Form 10QSB
period 2006-09-30
Delek Resources, Inc.
filed 2006-11-28
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING SEPTEMBER 30, 2006

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of September 30, 2006, 52,882,960 shares of $.01 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☒

 Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Balance Sheet at September 30, 2006

Condensed Statements of Operations for the Three Months Ended September 30, 2006 and July 1, 2004 to September 30, 2006

Statements of Changes in Shareholders Deficiency

Condensed Statements of Cash Flows for the Three Months Ended September 30, 2006 and July 1, 2004 to September 30, 2006

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

i

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

BALANCE SHEET
(Unaudited)
September 30, 2006

ASSETS
CURRENT ASSETS
Cash	$17,286
Short term investments	1,175,000

TOTAL ASSETS	$1,192,286

LIABILITIES AND SHAREHOLDS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,443
Accrued interest	23,974
Derivative liability	1,828,321
Convertible debenture - current, net	647,433
Total current liabilities	2,506,171

LONG TERM LIABILITIES:
Convertible debenture - long term, net	1,089,309

SHAREHOLDERS' DEFICIT

Convertible preferred stock - Series A, authorized 2,500 shares, 0 shares issued and outstanding	—
Convertible preferred stock - Series B, authorized 500,000 shares, 0 shares issued and outstanding	—
Convertible preferred stock - Series C, authorized 100 shares, 0 shares issued and outstanding	—
Convertible preferred stock - Series D, authorized 50 shares, 0 shares issued and outstanding	—
Common stock, no par value authorized 300,000,000 shares authorized;
52,882,960 shares issued and outstanding and additional paid-in capital	14,828,817
Accumulated deficit (pre-exploration stage)	(7,282,479)
Accumulated deficit (exploration stage July 1, 2004 to September 30, 2005)	(9,949,532)
TOTAL SHAREHOLDERS' DEFICIT	(2,403,194)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,192,286

See accompanying notes to the financial statements.

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE PERIOD JULY 1, 2004 (EXPLORATION DATE) TO SEPTEMBER 30, 2006

			Period from
			July 1, 2004
	September 30,		(Exploration date to
	2006	2005	September 30, 2006

REVENUES	$—	$—	$—

EXPENSES:
Exploration costs	481,216		2,596,495
General and administrative	116,317	30,025	539,845
Stock compensation	1,250,000	—	4,973,129
TOTAL OPERATING EXPENSES	1,847,533	30,025	8,109,469

OTHER EXPENSES:
Amortization expense	11,742	—	11,742
Derivative expense	1,828,321	—	1,828,321
Total other expenses	1,840,063	—	1,840,063

NET LOSS	$(3,687,596)	$(30,025)	$(9,949,532)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
	$(0.09)	$(0.00)	$(0.24)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	42,848,898	35,727,874	40,621,085

See accompanying notes to the financial statements.

DELEK RESOURCES INC. F/K/A/ THE HAVANA REPUBLIC, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
(Unaudited)
For the Period June 1, 2005 (Exploration Date) to September 30, 2006

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Common Stock and Additional Paid-in Capital		Accumulated Deficit ( Pre-Exploration)	Accumulated Deficit July 1, 2004 (Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stage	Stage)	Total

Balance - June 30, 2003	114	$158,078	200,000	$40,000	89.30	$893,248	50	$500,000	633,112	$5,691,153	$(7,282,479)	$—	$—

Cancellation of preferred stock	(114)	(158,078)	(200,000)	(40,000)	(89.30)	(893,248)	(50)	(500,000)	(633,112)	1,591,326			—

Issuance of common stock	—	—	—	—	—	—	—	—	27,000,001	683,395	—	—	683,395

Capital contribution										20,000			20,000

Net loss for the year ended June 30, 2004	—	—	—	—	—	—	—	—	—	—		(2,015,275)	(2,015,275)

Balance June 30, 2004	—	—	—	—	—	—	—	—	27,000,001	7,985,874	(7,282,479)	(2,015,275)	(1,311,880)

Issuance of common stock for services	—	—	—	—	—	—	—	—	8,727,877	3,719,866	—	—	3,719,866

Net loss for the year ended June 30, 2005	—	—	—	—	—	—	—	—	—	—		(4,104,637)	(4,104,637)

Balance June 30, 2005		—	—	—	—	—	—	—	35,727,878	11,705,740	(7,282,479)	(6,119,912)	(1,696,651)

Issuance of common stock for services	—	—	—	—	—	—	—	—	21,750	3,263	—	—	3,263

Sale of common stock	—	—	—	—	—	—	—	—	1,999,999	295,000	—	—	295,000

Net loss for the year ended June 30, 2006	—	—	—	—	—	—	—	—	—	—		(142,024)	(142,024)

Balance June 30, 2006	—	$—	—	$—	—	$—	—	$—	37,749,627	$12,004,003	$(7,282,479)	$(6,261,936)	$(1,540,412)

Issuance of common stock for services	—	—	—	—	—	—	—	—	5,500,000	1,250,000	—	—	1,250,000

Sale of common stock	—	—	—	—	—	—	—	—	333,333	50,000	—	—	50,000

Issuance of common stock for amounts owed to related party	—	—	—	—	—	—	—	—	9,300,000	1,524,814	—	—	1,524,814

Net loss for the period ended September 30, 2006	—	—	—	—	—	—	—	—	—	—		(3,687,596)	(3,687,596)

Balance September 30, 2006	—	$—	—	$—	—	$—	—	$—	52,882,960	$14,828,817	$(7,282,479)	$(9,949,532)	$(2,403,194)

See accompanying notes to the financial statements.

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE PERIOD JULY 1, 2004 (EXPLORATION DATE) TO SEPTEMBER 30, 2006

			Period from
			July 1, 2004
			(Exploration date) to
	2006	2005	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,687,596)	$(30,025)	$(9,949,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	1,250,000	—	5,656,524
Derivative liability expense	1,828,321	—	1,828,321
Amortization of debt discount	11,742	—	11,742
Capital contribution	—	—	20,000
Change in liabilities
Increase in accrued expenses	(9,159)	30,000	6,443
Increase in accrued interest	23,974	—	23,974
Net cash used in operating activities	(582,718)	(25)	(2,402,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	—	1,676,256
Repayments of advances to related party	—	—	(151,442)
proceeds from issuance of convertible debentures	1,725,000	—	1,725,000
proceeds from issuance of common stock	50,000	—	345,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,775,000	—	3,594,814

CASH FLOWS USED IN INVESTING ACTIVITIES
Short term investments	(1,175,000)	—	(1,175,000)
TOTAL CASH USED IN INVESTING ACTIVITIES	(1,175,000)	—	(1,175,000)

NET INCREASE IN CASH	1,192,282	(25)	1,192,286
CASH - Beginning of period	4	47	—
CASH - End of period	$17,286	$22	$17,286

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest expense	$—	$—	$—
Common stock issued for amounts due related party	$1,524,814	$—	$1,524,814

See accompanying notes to the financial statements.

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES
NOTES TO CINDENSED FINANCIAL STATEMENTS
For the Three Months ended September 30, 2006 and 2005

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

NOTE C- CONVERTIBLE DEBENTURES

Debenture amount	$2,000,000
Debenture discount	(263,258)
Net debentures	1,736,742
Less long term portion	(1,089,309)
$647,433

On August 1, 2006, the Company, entered into a Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issues secured convertible debentures to Cornell Capital Partners in the original principal amount of $2,000,000, of which $1,000,000 was funded following the execution of the Securities Purchase Agreement and $1,000,000 was funded on September 11, 2006, the Company received net proceeds after expenses of $1,725,000. The Company is amortizing the offering costs of $275,000 over the term of the debentures. The secured convertible debentures issued to Cornell Capital Partners, LP have a 36-month term, accrues annual interest of 10%, and can be converted, at the holder's option, at a conversion price equal to either (a) $0.216 or (b) ninety five percent (95%) of the lowest Volume Weighted Average Price of the Company's common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The debenture may be redeemed by the Company at any time, in whole or in part. If on the date of redemption, the closing price of the Company's common stock is greater than the conversion price in effect, the Company shall pay a redemption premium of 20% of the amount redeemed in addition to such redemption. Upon redemptions, the Company shall issue to Cornell Capital Partners, LP warrants to purchase 25,000 shares of Common stock at an exercise price of the of 120% of the bid price of the Company's common stock on the closing date, as quoted by Bloomberg, LP., for every $100,000 redeemed. During the three months ended September 30, 2006 the Company recorded amortization expense of $11,742 and interest expense of $23,974 associated with the debentures.

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

NOTE D. DERIVATIVE LIABILITY

On August 1, 2006, the Company issued secured convertible debentures. The Company accounted for all of its outstanding warrants and the convertible feature of it debentures as derivative contracts and recorded a corresponding liability based on the fair value of such derivatives at the measurement dates.

The Company computed the fair value of the outstanding freestanding warrants, convertible debentures and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants

	At issuance	At September 30, 2006
Market price:	$0.18-.$20	$0.16
Exercise price:	$0.17- $0.19	$0.14 - $0.15
Term:	3 - 5 years	3 - 5 years
Volatility:	153%	153%
Risk-free interest rate:	4.70%	4.62%
Number of derivatives:	20,111,111	22,157,895

The Company used the following methodology to value the embedded conversion features and liquidated damages:

The aggregate fair value of the derivatives recorded during the three months ended September 30, 2006 amounted to approximately $1,828,321 at the date of their issuance.

NOTE E - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $9,949,532 through the period ended September 30, 2006, and current liabilities exceeded current assets by approximately $1,313,885 at September 30, 2006. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

NOTE F - BUSINESS COMBINATION

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

NOTE G -COMMITMENTS AND MATERIAL AGREEMENTS

In January 2003, the Company entered into written employment agreements with the executive officer. The employment agreement has a three- year term beginning January 2003, and calls for annual compensation of $120,000 per year. The employment contract includes an arrangement for severance pay in the event the employee is terminated without "cause." In that event, the employee would be entitled to compensation at the Base Salary at the then-effective rate for a period of three months from the date of termination. In July 2006 the executive officer entered into a separate contract for an additional $10,000 per month as long as he is the Sole-Director of the Company.

NOTE H - COMMON STOCK

In July, 2006 the Company sold a total of 333,333 units for gross proceeds of $50,000. Each unit consists of one share of common stock at a price of $.15 and one Warrant to purchase a share of common stock at a price of $.25. The warrants expire one year from the date of issuance.

In July 2006 the Company issued a total of 5,500,000 shares of common stock to three consultants for services. The fair market value on the date of issuance was $1,250,000.

In July 2006 the Company issued 9,300,000 shares of common stock to the Executive Officer in full satisfaction of $210,000 of accrued compensation and $1,314,814 of advances made on behalf of the Company.

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

Management’s Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2006 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

The Lodgepole Reef Fairway Play - Williston Basin, Montana

In 2004, we leased two Lodgepole reefs prospects. This is an exploration activity for the Mississippian aged Lodgepole carbonate build-ups in the Williston Basin of Montana and North Dakota. A new exploration technique is being applied to this exploration activity. The Lodgepole limestone was deposited in a very shallow ancestral Williston Basin. The carbonate formation was developed as thousands of small, circular limestone build-ups, or “reefs”. The average distribution of the build-ups is about 4 reefs per square-mile section. The Lodgepole reefs were deposited within a “fairway” a thousand miles long and thirty miles wide on the shelf of the Williston Basin. The reservoirs may produce as much as 2,000 barrels per day (“BOPD”) at depths of 500 to 9,500 feet. The most prolific reefs have each produced as much as 4,000,000 barrels of light, sweet oil. There can be no assurances that any production may occur or, if productions occurs, that it may prove profitable.

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

Going Concern

Our auditors included an explanatory paragraph indicating various factors that raise substantial doubt about our ability to continue as a going concern. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have operating and liquidity concerns, has incurred an accumulated deficit of approximately $9,949,532 through the period ended September 30, 2006, and current liabilities exceeded current assets by approximately $1,313,885 at September 30, 2006. Our ability to continue as a going concern is dependent upon our ability to secure adequate financing at acceptable terms and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into new or established markets and the competitive environment in which we operate.

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

Results Of Operations For The Quarter Ended September 30, 2006, Compared To The Quarter Ended September 30, 2005

Revenues

Revenue for the quarter ended September 30, 2006 and September 30, 2005 was $0.

Operating Expenses

Operating expenses for the quarter ended September 30, 2006 were $1, 847,533 compared to operating expenses of $30,025 the same period ended September 30, 2005. The increase in operating expenses is primarily as a result of the stock compensation costs of $ 1,250,000 and the exploration costs of $481,216. Administrative costs increased from $30,025 for the quarter ended September 30, 2005 to $116,317 for the period ended September 30, 2006.

Liquidity and Capital Resources

Since our inception, we have sustained losses. Our operations and growth were previously funded by the sale of Common Stock, preferred stock and convertible debentures and will be funded through an offering of equity and warrants.

As of September 30, 2006, we had $1,192,286 available in cash (as a result of the sale of securities during this quarter) and $2,796,163 in current liabilities. In July 2006 the Company sold a total of 333,332 units for gross proceeds of $50,000. Each unit consists of one share of Common Stock at a price of $0.15 and one warrant to purchase a share of Common Stock at a price of $0.25. The warrants expire one year from the date of issuance.

On August 1, 2006, the Company, entered into a Securities Purchase Agreement with. . Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issues secured convertible debentures to Cornell Capital Partners in the original principal amount of $2,000,000, of which $1,000,000. was funded following the, execution of the Securities Purchase Agreement and $1,000,000 was funded on September 11, 2006, the Company received net proceeds after expenses of $1,725,000. The secured convertible debentures issued to Cornell Capital Partners, LP have a 36-month term, accrue annual interest of 10%, and can be converted, at the holder’s option, at a conversion price equal to either (a) $0.216 or (b) ninety five percent (95%) of the lowest volume weighted average price of our Common Stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The debentures may be redeemed by the Company at any time, in whole or in part. If on the date of redemption, the closing price of our Common Stock is greater than the conversion price in effect, we shall pay a redemption premium of 20% of the amount redeemed in addition to such redemption. Upon redemption we shall issue to Cornell Capital Partners warrants to purchase 25,000 shares of Common Stock at an exercise price of 120% of the bid price of our Common Stock on the closing date, as quoted by Bloomberg, LP, for every $100,000 redeemed. The secured convertible debenture is secured by substantially all our assets.

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2006were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2006.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2006 the Company sold a total of 333,332 units for gross proceeds of $50,000. Each unit consists of one share of Common Stock at a price of $0.15 and one warrant to purchase a share of Common Stock at a price of $0.25. The warrants expire one year from the date of issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

In July 2006 the Company issued a total of 5,500,000 shares of common stock to three consultants for services. The fair market value on the date of issuance was $1,250,000. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

In July 2006 the Company issued 9,300,000 shares of common stock to the Executive Officer in full satisfaction of $210,000 of accrued compensation and $1,314,814 of advances made on behalf of the Company. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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
Date: November 28, 2006

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