Form 10KSB/A
period 2005-06-30
Delek Resources, Inc.
filed 2006-12-05
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment Four

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

(305) 531-1174
(ISSUER'S TELEPHONE NUMBER)

________________________________________
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

Yes ☐ No ☒

EXPLANATORY NOTE

This Amended Annual Report on Form 10-KSB/A is being filed for the following purpose: The financial statements for the year ended June 30, 2004 and 2005 have been restated due to the Company determining that it had improperly recorded its change of control as a Quasi-Reorganization. In all other material respects this Amended Annual Report on Form 10-KSB is unchanged from the Annual Report on Form 10-KSB filed by the Company on March 7, 2006.

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

DELEK RESOURCES, INC.
f/k/a THE HAVANA REPUBLIC, INC.
(Registrant)

December 5, 2006

	By:	/S/ LEONARD STERNHEIM Leonard Sternheim, Sole Director President, Chief Accounting Officer Date: December 5, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

SIGNATURES	TITLE	DATE

/S/ Leonard Sternheim	Sole Director, President and Chief Accounting Officer	December 5, 2006

DELEK RESOURCES, INC.
f/k/a THE HAVANA REPUBLIC, INC.
AND SUBSIDIARIES

FINANCIAL STATEMENTS

For the year ended June 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
DELEK RESOURCEES, INC.
f/k/a THE HAVANA REPUBLIC, INC.

We have audited the accompanying balance sheet of Delek Resources, Inc. f/k/a The Havana Republic as of June 30, 2005 and the related statements of operations, changes in shareholders' deficiency and cash flows for 2005 and 2004 and for the period from July 1, 2004 (date exploration stage commenced) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delek Resources, Inc. as of June 30, 2005, and the related statements of operations, changes in stockholders’ (deficiency) and cash flows for 2005 and 2004 and for the period July 1, 2004 (date exploration stage commenced) to June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $6,100,000 through the period ended June 30, 2005, and current liabilities exceeded current assets by approximately $1,696,654 at June 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to theses matters are also described in Note C. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets of the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As further discussed in Note B to the financial statements management has restated their financial statements in consideration of certain errors identified in the previously issued financial statements. The result of this restatement has no effect on the previously issued independent registered public accountants’ report on these financial statements.

/s/ Jewett, Schwartz & Associates
Hollywood, Florida
October 7, 2005 and December 4, 2006 with respect to Note B

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
 PRIVATE  COMPANIES  PRACTICE  SECTION OF THE  AICPA  ·   REGISTERED  WITH  THE  PUBLIC  COMPANY ACCOUNTING OVERSIGHT  BOARD  OF  THE SEC

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

BALANCE SHEET
(RESTATED)
June 30, 2005

ASSETS
CURRENT ASSETS
CASH	$47

TOTAL ASSETS	$47

LIABILITIES AND SHAREHOLDS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$444
Due to related party	1,696,257
1,696,701

SHAREHOLDERS' DEFICIT

Convertible preferred stock - Series A, authorized 2,500 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series B, authorized 500,000 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series C, authorized 100 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series D, authorized 50 shares, 0 shares issued and outstanding	-
Common stock, no par value authorized 300,000,000 shares authorized;
35,094,742 shares issued and outstanding and additional paid-in capital	11,705,740
Accumulated deficit (pre-exploration stage)	(7,282,479)
Accumulated deficit (exploration stage July 1, 2004 to June 30, 2005)	(6,119,915)
TOTAL SHAREHOLDERS' DEFICIT	(1,696,654)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$47

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2005 and 2004

			Period from
			July 1, 2004
			(exploration date to
	2005	2004	June 30, 2005
		(restated)	(restated)
REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	222,469	1,892,813	2,115,282
General and administrative	162,302	122,465	284,767
Stock compensation	3,719,866	-	3,719,866
TOTAL OPERATING EXPENSES	4,104,637	2,015,278	6,119,915

NET LOSS	$(4,104,637)	$(2,015,278)	$(6,119,915)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
	$(0.12)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	32,965,064	27,633,133

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES INC. F/K/A/ THE HAVANA REPUBLIC, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
(RESTATED)
For the years ended June 30, 2005 and 2004

									Common Stock and		Accumulated Deficit	Accumulated Deficit July 1, 2004 to
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Additional Paid-in Capital		(Pre-Exploration	June 30,
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stage)	2005)	Total
Balance - June 30, 2003	114	$158,078	200,000	$40,000	89.30	$893,248	50	$500,000	633,112	$5,691,153	$(7,282,479)	$-	$-

Quasi-reorganization	-	-	-	-	-	-	-	-	-	-	-	-	-

Cancellation of preferred stock	(114)	(158,078)	(200,000)	(40,000)	(89.30)	(893,248)	(50)	(500,000)	(633,112)	1,591,326	-	-	-

Capital contribution	-	-	-	-	-	-	-	-	-	20,000	-	-	20,000

Issuance of common stock	-	-	-	-	-	-	-	-	27,000,001	683,395	-	-	683,395

Net loss for the year ended June 30, 2004	-	-	-	-	-	-	-	-	-		-	(2,015,278)	(2,015,278)

Balance June 30, 2004	-	-	-	-	-	-	-	-	27,000,001	7,985,874	(7,282,479)	(2,015,278)	(1,311,883)

Issuance of common stock for services	-	-	-	-	-	-	-	-	8,094,741	3,719,866			3,719,866

Net loss for the year ended June 30, 2005	-	-	-	-	-	-	-	-	-	-	-	(4,104,637)	(4,104,637)

Balance June 30, 2005	-	$-	-	$-	-	$-	-	$-	35,094,742	$11,705,740	$(7,282,479)	$(6,119,915)	$(1,696,654)

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2005 AND 2004 AND THE PERIOD FROM
  JULY 1, 2004 (EXPLORATION DATE) TO JUNE 30, 2005.
			Period from
			July 1, 2004
			(exploration date) to
	2005	2004	June 30, 2005
		(restated)	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (exploration stage July 1, 2004 to June 30, 2005)	$(4,104,637)	$(2,015,278)	$(6,119,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	3,719,866	-	3,719,866
Capital Contribution		20,000	20,000
Change in liabilities
Increase in accrued expenses	444	-	444
Net cash used in operating activities	(384,327)	(1,995,278)	(2,379,605)
CASH FLOWS FORM FINANCING ACTIVITIES
Advances from related party	384,163	1,312,094	1,696,257
proceeds from issuance of common stock	-	683,395	683,395
NET CASH PROVIDED BY FINANCING ACTIVITIES	384,163	1,995,489	2,379,652

NET INCREASE IN CASH	(164)	-	47
CASH - Beginning of period	211	211	-
CASH - End of period	$47	$211	$47

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
Capital Contribution	$-	$20,000	$20,000

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

 NOTE B   RESTATEMENT

The financial statements for the year ended June 30, 2004 and 2005 have been restated due to the Company determining that it had improperly recorded its change of control as a Quasi-Reorganization. Accordingly accumulated deficit (pre-exploration stage) and common stock have been restated to give effect to the $7,282,479 of accumulated deficit being re-classed from common stock. In a acquisition, the sole director of the Company contributed $20,000 of services to the Company.

The following table summarizes the effects of the restatement on the Company’s consolidated financial statements as of June 30, 2005:
Consolidated Balance Sheet:	As Reported	As Restated
Accumulated Deficit (Exploration Expense)	($6,099,915)	($6,119,915)

Accumulated Deficit (Pre-Exploration Stage)	$-	$(7,282,479)

Common Stock	$4,403,261	$11,705,740

Total Stockholders’ Equity	$(1,696,654))	$(1,696,654)
The following table summarizes the effects of the restatement on the Company’s consolidated financial statements as of June 30, 2004:
Consolidated Income Statement
Exploration Costs	$1,872,813	$1,892,813
Net Loss	($1,995,278)	($2,015,278)

NOTE C - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an combined accumulated deficit of approximately $6,119,915 through the period ended June 30, 2005, and current liabilities exceeded current assets by approximately $1,696,654 at June 30, 2005. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

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

As of June 30, 2005 the components of the net deferred tax asset are as follows:

Deferred tax Assets:

Net operating loss carryforward:	$6,119,915
Valuation allowance:	(6,119,915)

Net deferred tax	$—

The reconciliation of the effective income tax rate to the federal statutory rates are as follows for June 30, 2005 and 2004:

Federal income tax rate	(34.0)%
Valuation allowance	34.0%

Effective tax rate	—

NOTE G—COMMITMENTS AND MATERIAL AGREEMENTS

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

NOTE H—STOCKHOLDERS' EQUITY

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