Form 10KSB/A
period 2006-06-30
Delek Resources, Inc.
filed 2006-12-05
CIK 1049660

   SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

In July, 2003, the Company effectuated a 1 for 300 reverse stock split of our outstanding Common Stock. The principal effect of the reverse stock split was that the number of shares of our Common Stock issued and outstanding was reduced from 189,941,113 shares as of June 30, 2003 to approximately 633,133 shares. In addition, the Company’s authorized number of shares of Common Stock was reduced from 500,000,000 shares of Common Stock to 1,666,666 shares of Common Stock. Following the reverse stock split on July 18, 2003, the Company amended its Articles of Incorporation to increase our authorized umber of shares of Common Stock (post split) from 1,666,666 to 300,000,000 authorized shares of Common Stock. The Company’s preferred shareholders agreed to the cancellation or conversion of their preferred shares.

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

Competition

Competition in the oil and gas industry is extreme. We compete with major oil companies and large independents for the acquisition of leases and properties. Most competitors have financial and other resources which substantially exceed those of ours. Resources of our competitors may allow them to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than us . Our ability to replace and expand our reserves is dependent on our ability to select and acquire producing properties and prospects for future drilling.

Customers

If production begins from our properties , we anticipate typical customers will be marketers of oil and natural gas products and the Company will seek end-users for the sale of our production.

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

We Have A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2006 Were Not Sufficient To Satisfy Our Current Liabilities On That Date , And Therefore Our Ability To Continue Operations Is At Risk

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

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our Common Stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system ;

•	(Nasdaq listed stock must still have a price of not less than $5.00 per share); or

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

YEAR 2004	High Bid	Low Bid
1 st Quarter Ended September 31, 2003	$0.55	$0.08
2 nd Quarter Ended December 31, 2003	$1.25	$0.35
3 rd Quarter Ended March 31, 2004	$1.80	$0.59
4 th Quarter Ended June 30, 2004	$1.70	$0.70

YEAR 2005	High Bid	Low Bid
1 st Quarter Ended September 31, 2004	$0.70	$0.41
2 nd Quarter Ended December 31, 2004	$0.58	$0.30
3 rd Quarter Ended March 31, 2005	$0.90	$0.30
4 th Quarter Ended June 30, 2005	$0.48	$0.19

YEAR 2006	High Bid	Low Bid
1 st Quarter Ended September 31, 2005	$0.37	$0.12
2 nd Quarter Ended December 31, 2005	$0.22	$0.125
3 rd Quarter Ended March 31,2006	$0.22	$0.13
4 th Quarter Ended June 30, 2006	$0.205	$0.10
(Period thur September 7, 2006)	$0.25	$0.15

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2006, the end of our last completed fiscal year):

		ANNUAL COMPENSATION		LONG-TERM COMPENSATION
				AWARDS		PAYOUTS
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED STOCK AWARD(S)	SECURITIES UNDERLYING OPTIONS/ SARS (#)	LTIP PAYOUTS	ALL OTHER COMPENSATION
Leonard Sternheim ,(1)	2004	$120,000	—	—	—	—	—	—
President, Sole Director,	2005	$120,000	—	—	—	—	—	—
and Chief Accounting	2006	$120,000	—	—	—	—	—	—
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to the beneficial ownership of each class of the Company’s voting securities as of September 8, 2006 , by (i) each person or company known by us to be the beneficial owner of more than 5% of our outstanding shares, (ii) each director of the Company or any nominee for directorship, (iii) the Chief Executive Officer of the Company and each of the other Named Executive Officers and (iv) all directors and Named Executive Officers of the Company as a group.

Name of Beneficial Owner and Address (1)(2)	Amount and Nature Beneficial Owner	Position	Percent of Class (1)
Officers and Directors
Leonard Sternheim	15,270,000	President, Chief Accounting Officer, Sole Director	28.87%

Officers and Directors as a Group (1 Person)	15,270,000		28.87%

Shareholders

Mark A. Bush	6,000,000		11.34%
3858 Westheimer Ste 708
Houston, TX 77057

Joseph I. Emas	3,000,000		5.67%
1224 Washington Avenue
Miami Beach, FL 33139

*	Indicates ownership of less than 1%.

(1)
Applicable percentage of ownership is based on 52,882,956   shares of Common Stock outstanding as of September 8, 2006 , together with securities exercisable or convertible into shares of Common Stock within 60 days of September 8, 2006 , for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of September 8, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

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

SIGNATURES	TITLE	DATE

/s/ Leonard Sternheim	Sole Director, President	December 5, 2006
And Chief Accounting Officer

DELEK RESOURCES, INC.
f/k/a THE HAVANA REPUBLIC, INC.
AND SUBSIDIARIES

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
DELEK RESOURCEES, INC.
f/k/a THE HAVANA REPUBLIC, INC.

We have audited the accompanying balance sheet of Delek Resources, Inc. f/k/a The Havana Republic as of June 30, 2006 and the related statements of operations, changes in shareholders' deficiency and cash flows for 2006 and 2005 and for the period from July 1, 2004 (date exploration stage commenced) to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delek Resources, Inc. as of June 30, 2006, and the related statements of operations, changes in stockholders’ (deficiency) and cash flows for 2006 and 2005 and for the period July 1, 2004 (date exploration stage commenced) to June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $6,241,939 through the period ended June 30, 2005, and current liabilities exceeded current assets by approximately $1,540,415 at June 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to theses matters are also described in Note C. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets of the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As further discussed in Note B to the financial statements management has restated their financial statements in consideration of certain errors identified in the previously issued financial statements. The result of this restatement has no effect on the previously issued independent registered public accountants’ report on these financial statements.

/s/ Jewett, Schwartz & Associates
Hollywood, Florida
September 8, 2006 and December 4, 2006 with respect to Note B

  2514 HOLLYWOOD BOULEVARD, SUITE 508 · HOLLYWOOD, FLORIDA 33020 · TELEPHONE (954) 922-5885 FAX · (954) 922-5957
  M EMBER - A MERICAN I NSTITUTE  OF C ERTIFIED P UBLIC A CCOUNTANTS
· F LORIDA I NSTITUTE  OF C ERTIFIED P UBLIC   ACCOUNTANTS
  P RIVATE  C OMPANIES  P RACTICE  S ECTION OF T HE  AICPA   ·  R EGISTERED  W ITH  T HE  P UBLIC  C OMPANY A CCOUNTING O
VERSIGHT  B OARD  O F   THE SEC

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

BALANCE SHEET
(RESTATED)
JUNE 30, 2006

ASSETS
CURRENT ASSETS
Cash	$4

TOTAL ASSETS	$4

LIABILITIES AND SHAREHOLDS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$15,601
Due to related party	1,524,815
Total current liabilities	1,540,416

SHAREHOLDERS' DEFICIT

Convertible preferred stock - Series A, authorized 2,500 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series B, authorized 500,000 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series C, authorized 100 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series D, authorized 50 shares, 0 shares issued and outstanding	-
Common stock, no par value authorized 300,000,000 shares authorized;
52,882,960 shares issued and outstanding and additional paid-in capital	12,004,003
Accumulated deficit (pre-exploration stage)	(7,282,479)
Accumulated deficit (exploration stage July 1, 2004 to September 30, 2005)	(6,261,936)
TOTAL SHAREHOLDERS' DEFICIT	(1,540,412)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS
(RESTATED)
FOR THE YEAR ENDED JUNE 30, 2006 AND 2005
AND THE PERIOD JULY 1, 2004 (EXPLORATION DATE) TO JUNE 30, 2006

			Period from
			July 1, 2004
	June 30,		(Exploration date to
	2006	2005	June 30, 2006

REVENUES	$-	$-	$-

EXPENSES:
Exploration costs	-	222,469	2,115,282
General and administrative	138,761	162,302	423,525
Stock compensation	3,263	3,719,866	3,723,129
TOTAL OPERATING EXPENSES	142,024	4,104,637	6,261,936

NET LOSS	$(142,024)	$(4,104,637)	$(6,261,936)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
	$(0.00)	$(0.12)	$(0.18)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	36,238,481	32,965,064	34,601,773

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES INC. F/K/A/ THE HAVANA REPUBLIC, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
(RESTATED)
For the Period June 1, 2005 (Exploration Date) to June 30, 2006

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Common Stock and Additional Paid-in Capital		Accumulated Deficit ( Pre-Exploration)	Accumulated Deficit July 1, 2004 (Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stage	Stage)	Total
Balance - June 30, 2003	114	$158,078	200,000	$40,000	89.30	$893,248	50	$500,000	633,112	$5,691,153	$(7,282,479)	$-	$-

Cancellation of preferred stock	(114)	(158,078)	(200,000)	(40,000)	(89.30)	(893,248)	(50)	(500,000)	(633,112)	1,591,326			-

Issuance of common stock	-	-	-	-	-	-	-	-	27,000,001	683,395	-	-	683,395

Capital contribution										20,000			20,000

Net loss for the year ended June 30, 2004	-	-	-	-	-	-	-	-	-	-		(2,015,275)	(2,015,275)

Balance June 30, 2004	-	-	-	-	-	-	-	-	27,000,001	7,985,874	(7,282,479)	(2,015,275)	(1,311,880)

Issuance of common stock for services	-	-	-	-	-	-	-	-	8,727,877	3,719,866	-	-	3,719,866

Net loss for the year ended June 30, 2005	-	-	-	-	-	-	-	-	-	-		(4,104,637)	(4,104,637)

Balance June 30, 2005		-	-	-	-	-	-	-	35,727,878	11,705,740	(7,282,479)	(6,119,912)	(1,696,651)

Issuance of common stock for services	-	-	-	-	-	-	-	-	21,750	3,263	-	-	3,263

Sale of common stock	-	-	-	-	-	-	-	-	1,999,999	295,000	-	-	295,000

Net loss for the year ended June 30, 2006	-	-	-	-	-	-	-	-	-	-		(142,024)	(142,024)

Balance June 30, 2006	-	$-	-	$-	-	$-	-	$-	37,749,627	$12,004,003	$(7,282,479)	$(6,261,936)	$(1,540,412)

See accompanying auditors' report and notes to the financial statements.

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(RESTATED)

FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
AND THE PERIOD JULY 1, 2004 (EXPLORATION DATE) TO JUNE 30, 2006

			Period from
			July 1, 2004
			(Exploration date) to
	2006	2005	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(142,024)	$(4,104,637)	$(6,261,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	3,263	3,719,866	3,723,129
Capital contribution	-	-	20,000
Change in liabilities
Increase in accrued expenses	14,996	444	15,437
Net cash used in operating activities	(123,765)	(384,327)	(2,503,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	384,163	1,696,257
Repayments of advances to related party	(171,278)	-	(171,278)
proceeds from issuance of common stock	295,000	-	978,395
NET CASH PROVIDED BY FINANCING ACTIVITIES	123,722	384,163	2,503,374

NET INCREASE IN CASH	(43)	(164)	4
CASH - Beginning of period	47	211	-
CASH - End of period	$4	$47	$4

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
Capital contribution			$20,000

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

 NOTE B  RESTATEMENT

The financial statements for the year ended June 30, 2005 and 2006 have been restated due to the Company determining that it had improperly recorded its change of control as a Quasi-Reorganization. Accordingly accumulated deficit (pre-exploration stage) and common stock have been restated to give effect to the $7,282,479 of accumulated deficit being re-classed from common stock. In a acquisition, the sole director of the Company contributed $20,000 of services to the Company.

The following table summarizes the effects of the restatement on the Company’s consolidated financial statements as of June 30, 2006:

Consolidated Balance Sheet:	As Reported	As Restated
Accumulated Deficit (Exploration Expense)	($6,241,939)	($6,261,936)

Accumulated Deficit (Pre-Exploration Stage)	$-	$(7,282,479)

Common Stock	$4,701,524	$12,004,003

Total Stockholders’ Equity	$(1,540,415)	$(1,540,412)

The following table summarizes the effects of the restatement on the Company’s consolidated financial statements as of June 30, 2005:

Consolidated Balance Sheet:	As Reported	As Restated
Accumulated Deficit (Exploration Expense)	($6,099,915)	($6,119,915)

Accumulated Deficit (Pre-Exploration Stage)	$-	$(7,282,479)

Common Stock	$4,403,261	$11,705,740

Total Stockholders’ Equity	$(1,696,654))	$(1,696,654)
The following table summarizes the effects of the restatement on the Company’s consolidated financial statements as of June 30, 2004:
Consolidated Income Statement
Exploration Costs	$1,872,813	$1,892,813

Net Loss	($1,995,278)	($2,015,278)

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

NOTE F - INCOME TAXES

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

As of June 30, 2006 the components of the net deferred tax asset are as follows:

Deferred tax Assets:

Net operating loss carryforward:	$6,241,936
Valuation allowance:	(6,241,936)

Net deferred tax	$—

The reconciliation of the effective income tax rate to the federal statutory rates are as follows for June 30, 2006 and 2005:

Federal income tax rate	(34.0)%
Valuation allowance	34.0%

Effective tax rate

NOTE G— COMMITMENTS AND MATERIAL AGREEMENTS

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

NOTE H— STOCKHOLDERS' EQUITY

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

NOTE I—SUBSEQUENT EVENTS

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