Form 10QSB
period 2006-12-31
Delek Resources, Inc.
filed 2007-02-23
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING DECEMBER 31, 2006

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

As of December 31, 2006, 52,882,960 shares of $.01 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

 Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

BALANCE SHEET
(Unaudited)
December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$-
Short term investments	1,009,250

TOTAL ASSETS	$1,009,250

LIABILITIES AND SHAREHOLDS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,539
Accrued interest	72,055
Due to related party	17,714
Derivative liability	2,012,110
Convertible debenture - current, net of deferred fees of $112,367	827,974
Total current liabilities	2,936,392

LONG TERM LIABILITIES:
Convertible debenture - long term, net of deferred fees of $126,625	933,034

SHAREHOLDERS' DEFICIT

Convertible preferred stock - Series A, authorized 2,500 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series B, authorized 500,000 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series C, authorized 100 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series D, authorized 50 shares, 0 shares issued and outstanding	-
Common stock, no par value authorized 300,000,000 shares authorized;
52,882,960 shares issued and outstanding and additional paid-in capital	14,828,817
Accumulated deficit (pre-exploration stage)	(7,282,479)
Accumulated deficit (exploration stage July 1, 2004 to September 30, 2005)	(10,406,514)
TOTAL SHAREHOLDERS' DEFICIT	(2,860,176)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,009,250

See accompanying notes to the financial statements.

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
AND THE PERIOD JULY 1, 2004 (EXPLORATION DATE) TO DECEMBER 31, 2006

	For the three months ended		For the six months ended		Period from July 1, 2004(Exploration date to)
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006
REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Exploration costs	149,000		630,216		2,745,498
General and administrative	86,124	37,612	178,466	67,637	601,994
Stock compensation	-	-	1,250,000	-	4,973,129
TOTAL OPERATING EXPENSES	235,124	37,612	2,058,682	67,637	8,320,621

OTHER INCOME (EXPENSES):
Amortization expense	(24,226)	-	(35,968)	-	(35,968)
Interest expense	(48,081)		(72,055)		(72,055)
Derivative expense	(183,789)	-	(2,012,110)	-	(2,012,110)
Interest Income	34,240	-	34,240	-	34,240
Total other expenses	(221,856)	-	(2,085,893)	-	(2,085,893)

NET LOSS	$(456,980)	$(37,612)	$(4,144,575)	$(67,637)	$(10,406,514)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
	$(0.01)	$(0.00)	$(0.08)	$(0.00)	$(0.28)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	52,882,956	35,732,707	50,402,082	35,730,258	37,764,357

See accompanying notes to the financial statements.

DELEK RESOURCES INC. F/K/A/ THE HAVANA REPUBLIC, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
(Unaudited)
For the Period June 1, 2005 (Exploration Date) to September 30, 2006

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Common Stock and Additional Paid-in Capital		Accumulated Deficit ( Pre- Exploration)	Accumulated Deficit July 1, 2004(Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stage	Stage)	Total
Balance - June 30, 2003	114	$158,078	200,000	$40,000	89.30	$893,248	50	$500,000	633,112	$5,691,153	$(7,282,479)	$-	$-

Cancellation of preferred stock	(114)	(158,078)	(200,000)	(40,000)	(89.30)	(893,248)	(50)	(500,000)	(633,112)	1,591,326			-

Issuance of common stock	-	-	-	-	-	-	-	-	27,000,001	683,395	-	-	683,395

Capital contribution										20,000			20,000

Net loss for the year ended June 30, 2004	-	-	-	-	-	-	-	-	-	-		(2,015,278)	(2,015,278)

Balance June 30, 2004	-	-	-	-	-	-	-	-	27,000,001	7,985,874	(7,282,479)	(2,015,278)	(1,311,883)

Issuance of common stock for services	-	-	-	-	-	-	-	-	8,727,877	3,719,866	-	-	3,719,866

Net loss for the year ended June 30, 2005	-	-	-	-	-	-	-	-	-	-		(4,104,637)	(4,104,637)

Balance June 30, 2005		-	-	-	-	-	-	-	35,727,878	11,705,740	(7,282,479)	(6,119,915)	(1,696,654)

Issuance of common stock for services	-	-	-	-	-	-	-	-	21,750	3,263	-	-	3,263

Sale of common stock	-	-	-	-	-	-	-	-	1,999,999	295,000	-	-	295,000

Net loss for the year ended June 30, 2006	-	-	-	-	-	-	-	-	-	-		(142,024)	(142,024)

Balance June 30, 2006	-	$-	-	$-	-	$-	-	$-	37,749,627	$12,004,003	$(7,282,479)	$(6,261,939)	$(1,540,415)

Issuance of common stock for services	-	-	-	-	-	-	-	-	5,500,000	1,250,000	-	-	1,250,000

Sale of common stock	-	-	-	-	-	-	-	-	333,333	50,000	-	-	50,000

Issuance of common stock for amounts owed to related party	-	-	-	-	-	-	-	-	9,300,000	1,524,814	-	-	1,524,814

Net loss for the period ended December 31, 2006	-	-	-	-	-	-	-	-	-	-		(4,144,575)	(4,144,575)

Balance December 31, 2006	-	$-	-	$-	-	$-	-	$-	52,882,960	$14,828,817	$(7,282,479)	$(10,406,514)	$(2,860,176)

See accompanying notes to the financial statements.

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD JULY 1, 2004
(EXPLORATION DATE) TO DECEMBER 31, 2006

	For the six months ended December 31,		Period from July 1, 2004 (Exploration date) to
	2006	2005	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,144,575)	$(67,637)	$(10,406,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	1,250,000	3,263	5,656,524
Derivative liability expense	2,012,110	-	2,012,110
Amortization of debt discount	35,968	-	35,968
Capital contribution	-	-	20,000
Change in liabilities
Increase in accrued expenses	(9,026)	4,299	24,293
Increase in accrued interest	72,055	-	72,055
Net cash used in operating activities	(783,468)	(60,075)	(2,585,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	-	28	0
Advances from related party	17,714	60,000	1,676,256
Repayments of advances to related party	-	-	(151,442)
proceeds from issuance of convertible debentures	1,725,000	-	1,725,000
proceeds from issuance of common stock	50,000	-	345,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,792,714	60,028	3,594,814

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of short terms imvestments	(1,175,000)		(1,175,000)
Sale of short term investments	165,750	-	165,750
TOTAL CASH USED IN INVESTING ACTIVITIES	(1,009,250)	-	(1,009,250)

NET INCREASE IN CASH	(4)	(47)	-
CASH - Beginning of period	4	47	-
CASH - End of period	$-	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
Common stock issued for amounts due related party	$1,524,814	$-	$1,524,814

See accompanying notes to the financial statements.

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months ended December 31, 2006 and 2005

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

Short term investments

The Company has funds invested with an investment trust. The funds bear interest at a rate of 12% per annum. The funds are not FDIC insured.

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

NOTE C- CONVERTIBLE DEBENTURES

Debenture amount	$2,000,000
Debenture discount	(238,992)
Net debentures	1,761,008
Less long term portion	(933,034)
$827,974

On August 1, 2006, the Company, entered into a Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issues secured convertible debentures to Cornell Capital Partners in the original principal amount of $2,000,000, of which $1,000,000 was funded following the execution of the Securities Purchase Agreement and $1,000,000 was funded on September 11, 2006, the Company received net proceeds after expenses of $1,725,000. The Company is amortizing the offering costs of $275,000 over the term of the debentures. The secured convertible debentures issued to Cornell Capital Partners, LP have a 36-month term, accrues annual interest of 10%, and can be converted, at the holder's option, at a conversion price equal to either (a) $0.216 or (b) ninety five percent (95%) of the lowest Volume Weighted Average Price of the Company's common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The debenture may be redeemed by the Company at any time, in whole or in part. If on the date of redemption, the closing price of the Company's common stock is greater than the conversion price in effect, the Company shall pay a redemption premium of 20% of the amount redeemed in addition to such redemption. Upon redemptions, the Company shall issue to Cornell Capital Partners, LP warrants to purchase 25,000 shares of Common stock at an exercise price of the of 120% of the bid price of the Company's common stock on the closing date, as quoted by Bloomberg, LP., for every $100,000 redeemed. During the three and six months ended December 31, 2006 the Company recorded amortization expense of $24,226 and $35,968 and interest expense of $48,081 and $72,055 associated with the debentures.

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

The Company computed the fair value of the outstanding freestanding warrants, convertible debentures and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants

	At issuance	At December 31, 2006
Market price:	$0.18-$.20	$0.16
Exercise price:	$0.17- $0.19	$0.14 - $0.15
Term:	3 - 5 years	3 - 5 years
Volatility:	153%	168%
Risk-free interest rate:	4.70%	4.62%
Number of derivatives:	20,111,111	22,157,895

The Company used the following methodology to value the embedded conversion features and liquidated damages:

The aggregate fair value of the derivatives recorded during the six months ended December 31, 2006 amounted to approximately $3,240,105 at the date of their issuance.

NOTE E - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $10,406,514 through the period ended December 31, 2006, and current liabilities exceeded current assets by approximately $1,927,142 at December 31, 2006. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

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

In July 2006 the Company issued a 9,300,000 shares of common stock to the Executive Officer in full satisfaction of $210,000 of accrued compensation and $1,314,814 of advances made on behalf of the Company.

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

Going Concern

Our auditors included an explanatory paragraph indicating various factors that raise substantial doubt about our ability to continue as a going concern. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have operating and liquidity concerns, have incurred an accumulated deficit of approximately $10,406,514 through the period ended December 31, 2006, and our current liabilities exceeded current assets by approximately $1,927,142 at December 31, 2006. Our ability to continue as a going concern is dependent upon our ability to secure adequate financing at acceptable terms and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into new or established markets and the competitive environment in which we operate.

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

Results Of Operations For The Quarter Ended December 31, 2006, Compared To The Quarter Ended December 31, 2005

Revenues

Revenue for the quarter ended December 31, 2006 and December 31, 2005 was $0.

Operating Expenses

Operating expenses for the three months and six months ended December 31, 2006 were $235,124 and $1,990,205 respectively compared to operating expenses of $37,612 and $67,637 for the three months and six months ended December 31, 2005. The increase in operating expenses three months and six months ended December 31, 2006 is primarily as a result of the stock compensation costs of $1,250,000 for the six months ended December 31, 2006 and the exploration costs of $149,999 and $620,216 for the three months and six months ended December 31, 2006 respectively.

Liquidity and Capital Resources

Since our inception, we have sustained losses. Our operations and growth were previously funded by the sale of Common Stock, preferred stock and convertible debentures and will be funded through an offering of equity and warrants.

As of December 31, 2006, we had no cash and short term investments of $1,009,250 (as a result of the sale of securities during the previous quarter) and $2,936,392 in current liabilities. In July 2006 the Company sold a total of 333,332 units for gross proceeds of $50,000. Each unit consists of one share of Common Stock at a price of $0.15 and one warrant to purchase a share of Common Stock at a price of $0.25. The warrants expire one year from the date of issuance.

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended December 31, 2006.

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

DELEK RESOURCES, INC. (Registrant)

By:	/S/ LEONARD STERNHEIM
Leonard Sternheim, Sole Director President
Date: February 23, 2007

By:	/S/ LEONARD STERNHEIM
Leonard Sternheim
Chief Accounting Officer Date: February 23, 2007

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.