Form 10KSB/A
period 2005-06-30
Delek Resources, Inc.
filed 2007-03-23
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment Five

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

Yes ☐ No ☒

EXPLANATORY NOTE

This Amended Annual Report on Form 10-KSB/A is being filed for the following purpose: We have revised this Annual Report to modify Item 8A. In all other material respects this Amended Annual Report on Form 10-KSB is unchanged from the Annual Report on Form 10-KSB/A filed by the Company on December 12, 2006.

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

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Our Board of Directors determined that it was necessary to amend our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 and June 30, 2006 to correct the accounting treatment applied in our change of business during the interim period ended September 30, 2004.  This correction in accounting treatment resulted in the reclassification of $7,282,479 from accumulated deficit to additional paid in capital.  This reclassification had no impact on our total accumulated stockholders' deficit.  Accordingly we determined that it was not necessary to restate our financial statements for the interim period and the reclassification was done as a fourth quarter adjustment.

However, in light of the foregoing reclassification, our chief executive officer and chief financial officer concluded that a material weakness existed in our disclosure controls and procedures related to the proper accounting for the change in our business during fiscal 2005.  As this was a one-time transaction, the reclassification did not rise to the level of a restatement of our financial statements and our accounting department is now aware of the proper accounting treatment to be applied should we enter into a similar transaction in future periods, our chief executive officer and chief financial officer concluded that we have taken all steps necessary and appropriate to correct this material weakness in our disclosure controls and procedures.

Changes in Internal Controls Over Financial Reporting. Other than as set forth above, there have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year to which this Annual Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

March 23, 2007

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