Form 10KSB/A
period 2006-06-30
Delek Resources, Inc.
filed 2007-03-23
CIK 1049660

   SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment Two

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

DELEK RESOURCES, INC. f/k/a THE HAVANA REPUBLIC, INC. (Registrant)

By:	/S/ Leonard Sternheim
Leonard Sternheim, Sole Director President, Chief Accounting Officer
Date:	March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and the capacities on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Leonard Sternheim	Sole Director, President	March 23, 2007
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