Form 10QSB
period 2007-03-31
Delek Resources, Inc.
filed 2007-05-21
CIK 1049660

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549a

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING MARCH 31, 2007

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

As of May 21, 2007, 52,882,960 shares of $.01 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

BALANCE SHEET
(Unaudited)
March 31, 2007

ASSETS
CURRENT ASSETS
Cash	$14,992
Short term investments	625,458

TOTAL ASSETS	$640,450

LIABILITIES AND SHAREHOLDS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$404,140
Accrued interest	121,370
Due to related party	1,414
Derivative liability	1,501,103
Convertible debenture - current, net of deferred fees of $45,161	374,346
Total current liabilities	2,402,373

LONG TERM LIABILITIES:
Convertible debenture - long term, net of deferred fees of $170,144	1,410,348

SHAREHOLDERS' DEFICIT

Convertible preferred stock - Series A, authorized 2,500 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series B, authorized 500,000 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series C, authorized 100 shares, 0 shares issued and outstanding	-
Convertible preferred stock - Series D, authorized 50 shares, 0 shares issued and outstanding	-
Common stock, no par value authorized 300,000,000 shares authorized;
52,882,960 shares issued and outstanding and additional paid-in capital	14,828,817
Accumulated deficit (pre-exploration stage)	(7,282,479)
Accumulated deficit (exploration stage July 1, 2004 to March 31, 2007)	(10,718,609)
TOTAL SHAREHOLDERS' DEFICIT	(3,172,271)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$640,450

See accompanying notes to the financial statements.

DELEK RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
AND THE PERIOD JULY 1, 2004 (EXPLORATION DATE) TO MARCH 31, 2007

					Period from
	For the three months ended		For the nine months ended		July 1, 2004(Exploration
	March 31,		March 31,		date to)
	2007	2006	2007	2006	March 31, 2007

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Exploration costs	688,140		1,318,356		3,433,638
General and administrative	86,371	33,250	264,777	100,887	688,305
Stock compensation	-	-	1,250,000	-	4,973,129
TOTAL OPERATING EXPENSES	774,511	33,250	2,833,133	100,887	9,095,072

OTHER INCOME (EXPENSES):
Amortization expense	(23,726)	-	(59,694)	-	(59,694)
Interest expense	(49,315)		(121,370)		(121,370)
Derivative expense	-	-	(2,012,110)	-	(2,012,110)
Derivative income	511,007		511,007	-	511,007
Interest Income	24,380	-	58,630	-	58,630
Total other expenses	462,346	-	(1,623,537)	-	(1,623,537)

NET LOSS	$(312,165)	$(33,250)	$(4,456,670)	$(100,887)	$(10,718,609)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
	$(0.01)	$(0.00)	$(0.09)	$(0.00)	$(0.25)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	52,882,956	35,749,726	51,219,952	35,735,158	42,969,504

See accompanying notes to the financial statements.

DELEK RESOURCES INC. F/K/A/ THE HAVANA REPUBLIC, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
(Unaudited)
For the Period June 1, 2005 (Exploration Date) to September 30, 2006

									Common Stock and		Accumulated	Accumulated
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Additional Paid-in Capital		Deficit ( Pre-Exploration)	Deficit July 1, 2004 (Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stage	Stage)	Total

Balance - June 30, 2003	114	$158,078	200,000	$40,000	89.30	$893,248	50	$500,000	633,112	$5,691,153	$(7,282,479)	$-	$-

Cancellation of preferred stock	(114)	(158,078)	(200,000)	(40,000)	(89.30)	(893,248)	(50)	(500,000)	(633,112)	1,591,326			-

Issuance of common stock	-	-	-	-	-	-	-	-	27,000,001	683,395	-	-	683,395

Capital contribution										20,000			20,000

Net loss for the year ended June 30, 2004	-	-	-	-	-	-	-	-	-	-		(2,015,278)	(2,015,278)

Balance June 30, 2004	-	-	-	-	-	-	-	-	27,000,001	7,985,874	(7,282,479)	(2,015,278)	(1,311,883)

Issuance of common stock for services	-	-	-	-	-	-	-	-	8,727,877	3,719,866	-	-	3,719,866

Net loss for the year ended June 30, 2005	-	-	-	-	-	-	-	-	-	-		(4,104,637)	(4,104,637)

Balance June 30, 2005		-	-	-	-	-	-	-	35,727,878	11,705,740	(7,282,479)	(6,119,915)	(1,696,654)

Issuance of common stock for services	-	-	-	-	-	-	-	-	21,750	3,263	-	-	3,263

Sale of common stock	-	-	-	-	-	-	-	-	1,999,999	295,000	-	-	295,000

Net loss for the year ended June 30, 2006	-	-	-	-	-	-	-	-	-	-		(142,024)	(142,024)

Balance June 30, 2006	-	$-	-	$-	-	$-	-	$-	37,749,627	$12,004,003	$(7,282,479)	$(6,261,939)	$(1,540,415)

Issuance of common stock for services	-	-	-	-	-	-	-	-	5,500,000	1,250,000	-	-	1,250,000

Sale of common stock	-	-	-	-	-	-	-	-	333,333	50,000	-	-	50,000

Issuance of common stock for amounts owed to related party	-	-	-	-	-	-	-	-	9,300,000	1,524,814	-	-	1,524,814

Net loss for the period ended March 31, 2007	-	-	-	-	-	-	-	-	-	-		(4,456,670)	(4,456,670)

Balance March 31, 2007	-	$-	-	$-	-	$-	-	$-	52,882,960	$14,828,817	$(7,282,479)	$(10,718,609)	$(3,172,271)

See accompanying notes to the financial statements.

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
AND THE PERIOD JULY 1, 2004 (EXPLORATION DATE) TO MARCH 31, 2007

			Period from
	For the nine months ended		July 1, 2004
	March 31,		(Exploration date) to
	2007	2006	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,456,670)	$(100,887)	$(10,718,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	1,250,000	-	5,590,011
Derivative liability expense	1,501,103	-	1,501,103
Amortization of debt discount	59,694	-	59,694
Capital contribution	-	-	1,611,326
Change in liabilities
Increase in accounts payable and accrued expenses	388,539	(154,888)	404,140
Increase in accrued interest	121,370	-	121,370
NET CASH USED IN OPERATING ACTIVITIES	(1,135,964)	(255,775)	(1,430,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	-	-
Advances from related party	1,413	-	152,856
Repayments of advances to related party	-	-	(151,442)
proceeds from issuance of convertible debentures	1,725,000	-	1,725,000
proceeds from issuance of common stock	50,000	295,000	345,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,776,413	295,000	2,071,414

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short terms imvestments	(1,175,000)	-	(1,175,000)
Sale of short term investments	549,543	-	549,543
NET CASH USED IN INVESTING ACTIVITIES	(625,457)	-	(625,457)

NET INCREASE IN CASH	14,992	39,225	14,992
CASH - Beginning of period	-	-	-
CASH - End of period	$14,992	$39,225	$14,992

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
Common stock issued for amounts due related party	$1,524,814	$-	$1,524,814

See accompanying notes to the financial statements.

DELEK RESOURCES, INC.

F/k/a THE HAVANA REPUBLIC, INC. AND SUBSIDIARIES

NOTES TO CINDENSED FINANCIAL STATEMENTS

For the Three and Nine Months ended March 31, 2007 and 2006

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

Recent Accounting Pronouncements:

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE C- CONVERTIBLE DEBENTURES

Debenture amount	$2,000,000
Debenture discount	(215,305)
Net debentures	1,784,695
Less long term portion	(1,410,349)
$374,346

On August 1, 2006, the Company, entered into a Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issues secured convertible debentures to Cornell Capital Partners in the original principal amount of $2,000,000, of which $1,000,000 was funded following the execution of the Securities Purchase Agreement and $1,000,000 was funded on September 11, 2006, the Company received net proceeds after expenses of $1,725,000. The Company is amortizing the offering costs of $275,000 over the term of the debentures. The secured convertible debentures issued to Cornell Capital Partners, LP have a 36-month term, accrues annual interest of 10%, and can be converted, at the holder's option, at a conversion price equal to either (a) $0.216 or (b) ninety five percent (95%) of the lowest Volume Weighted Average Price of the Company's common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The debenture may be redeemed by the Company at any time, in whole or in part. If on the date of redemption, the closing price of the Company's common stock is greater than the conversion price in effect, the Company shall pay a redemption premium of 20% of the amount redeemed in addition to such redemption. Upon redemptions, the Company shall issue to Cornell Capital Partners, LP warrants to purchase 25,000 shares of Common stock at an exercise price of the of 120% of the bid price of the Company's common stock on the closing date, as quoted by Bloomberg, LP., for every $100,000 redeemed. During the three and nine months ended March 31, 2007 the Company recorded amortization expense of $23,726 and $59,694 and interest expense of $49,315 and $121,370 associated with the debentures.

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

The Company computed the fair value of the outstanding freestanding warrants, convertible debentures and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants

	At issuance	At March 31, 2007
Market price:	$0.18-$.20	$0.16
Exercise price:	$0.17- $0.19	$0.14 - $0.15
Term:	3 - 5 years	3 - 5 years
Volatility:	153%	168%
Risk-free interest rate:	4.70%	4.62%
Number of derivatives:	20,111,111	26,543,860

The Company used the following methodology to value the embedded conversion features and liquidated damages:

The aggregate fair value of the derivatives recorded during the nine months ended March 31, 2007 amounted to approximately $2,729,098 at the date of their issuance.

NOTE E - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $10,718,609 through the period ended March 31, 2007, and current liabilities exceeded current assets by approximately $1,761,923 at March 31, 2007. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

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

Going Concern

Our auditors included an explanatory paragraph indicating various factors that raise substantial doubt about our ability to continue as a going concern. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have operating and liquidity concerns, have incurred an accumulated deficit of approximately $10,406,514 through the period ended March 31, 2007, and our current liabilities exceeded current assets by approximately $1,927,142 at March 31, 2007. Our ability to continue as a going concern is dependent upon our ability to secure adequate financing at acceptable terms and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into new or established markets and the competitive environment in which we operate.

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

Results Of Operations For The Quarter Ended March 31, 2007, Compared To The Quarter Ended March 31, 2006

Revenues

Revenue for the quarter ended March 31, 2007 and December 31, 2006 was $0.

Operating Expenses

Operating expenses for the three months and nine months ended March 31, 2007 were $774,511 and $2,833,133 respectively compared to operating expenses of $33,250 and $100,887 for the three months and six months endedmarch 31, 2006. The increase in operating expenses three months and nine months ended March 31, 2007 is primarily as a result of the stock compensation costs of $1,250,000 for the nine months ended March 31, 2007 and the exploration costs of $688,140 and $1,318,356 for the three months and six months ended March 31, 2007 respectively.

Liquidity and Capital Resources

Since our inception, we have sustained losses. Our operations and growth were previously funded by the sale of Common Stock, preferred stock and convertible debentures and will be funded through an offering of equity and warrants.

As of March 31, 2007, we had cash in the amount of $14,992 and short term investments of $625,458 (as a result of the sale of securities during the previous fiscal year) and $2,402,373 in current liabilities and 1,410,348 in long term liabilities. In July 2006 the Company sold a total of 333,332 units for gross proceeds of $50,000. Each unit consists of one share of Common Stock at a price of $0.15 and one warrant to purchase a share of Common Stock at a price of $0.25. The warrants expire one year from the date of issuance.

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any pending or threatened litigation.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

There were no changes in securities or purchase or sales of securities during the period ended March 31, 2007.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended March 31, 2007.

Item 5. Other Information:

None

Item 6.   Exhibits

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

DELEK RESOURCES, INC. (Registrant)

By:	/S/ LEONARD STERNHEIM
Leonard Sternheim, Sole Director President
Date: May 21, 2007

By:	/S/ LEONARD STERNHEIM
Leonard Sternheim Chief Accounting Officer
Date: May 21, 2007

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.